Form 10-Q
period 1998-12-31
HI/FN INC
filed 1999-02-16
CIK 1065246

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-24765

                                   HI/FN, INC.
             (Exact Name of Registrant as specified in its Charter)

          Delaware                                             33-0732700
(State or other jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)


               750 University Avenue, Los Gatos, California 95032
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (408) 399-3500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No [X]**


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At February 10, 1999, 6,564,928 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

**The Registrant filed a registration statement on Form 10 on December 8, 1998 and became subject to the filing requirements of the Securities Exchange Act of 1934 on such date. The Registrant's predecessor, Stac, Inc., has been subject to the filing requirements of the Securities Exchange Act of 1934 for the past 90 days.

                                   HI/FN, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Balance Sheet at December 31, 1998
         and September 30, 1998                                              3

         Condensed Statement of Operations for the three
         months ended December 31, 1998 and 1997                             4

         Condensed Statement of Cash Flows for the three
         months ended December 31, 1998 and 1997                             5

         Notes to Condensed Financial Statements                           6-7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-23

Item 3.  Quantitative and Qualitative Disclosures About                     24
             Market Risk


PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                          25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signatures                                                                  26

ITEM 1. FINANCIAL STATEMENTS


                                  HI/FN, INC.
                            CONDENSED BALANCE SHEET
                           (in thousands; unaudited)

                                     ASSETS

                                                             December 31,  September 30,
                                                                1998           1998
                                                             ------------  -------------
Current assets:
     Cash & cash equivalents                                   $  8,484      $  4,084
     marketable securities                                           --         5,973
     Accounts receivable, net                                     2,398         3,125
     Inventories                                                    409           165
     Deferred income taxes                                          720           720
     Prepaid expenses and other current assets                      751           315
                                                               --------      --------
             Total current assets                                12,762        14,382
                                                               --------      --------

Property and equipment, net                                       1,425         1,615

Deferred income taxes                                               229           229
Other assets                                                        357           385
                                                               --------      --------
                                                               $ 14,773      $ 16,611
                                                               ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $    708      $  1,610
     Due to parent                                                   --         6,508
     Notes payable                                                5,000            --
     Accrued expenses and other current liabilities               1,555         1,541
                                                               --------      --------
                                                                  7,263         9,659
                                                               --------      --------

Stockholders' equity:
     Preferred stock                                                 --             6
     Common stock                                                     7            --
     Paid-in capital                                              3,069         2,995
     Note receivable from stockholder                              (100)         (100)
     Retained earnings                                            4,534         4,051
                                                               --------      --------

              Total stockholders' equity                          7,510         6,952
                                                               --------      --------
                                                               $ 14,773      $ 16,611
                                                               ========      ========

       See accompanying notes to unaudited condensed financial statements

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                         Three Months Ended
                                                            December 31,
                                                          1998        1997
                                                         ------      ------
Revenue                                                  $6,139      $6,265
Cost of revenue                                           1,818       2,102
                                                         ------      ------
Gross margin                                              4,321       4,163
                                                         ------      ------

Operating expenses:
    Research and development                              1,445       1,326
    Sales and marketing                                   1,227         792
    General and administrative                              866         494
                                                         ------      ------
        Total operating expenses                          3,538       2,612
                                                         ------      ------

Operating income                                            783       1,551

Interest income                                             128           5

Interest income expense                                     105           0
                                                         ------      ------

Income before income taxes                                  806       1,556

Provision for income taxes                                  323         625
                                                         ------      ------

Net income                                               $  483      $  931
                                                         ======      ======

Net income per common share, basic                       $ 0.07      $ 0.15
                                                         ======      ======
Net income per common share, diluted                     $ 0.07      $ 0.14
                                                         ======      ======
Weighted average common shares
   outstanding, basic                                     6,449       6,228
                                                         ======      ======
Weighted average common shares
   outstanding, diluted                                   7,274       6,707
                                                         ======      ======

       See accompanying notes to unaudited condensed financial statements

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                                1998          1997
                                                               -------       -------
Cash flows from operating activities:
     Net income                                                $   483       $   931
     Adjustments required to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                              163           100
        Loss on disposal of property and equipment                 220            --
        Gain on sale of marketable securities                      (27)           --
     Changes in assets and liabilities
        Accounts receivable                                        727           357
        Inventories                                               (244)         (556)
        Prepaid expenses and other current assets                 (436)         (160)
        Other assets                                                28          (166)
        Accounts payable                                          (902)        1,070
        Accrued expenses and other current liabilities              14           170
                                                               -------       -------
           Net cash provided by operating activities                26         1,746

Cash flows from investing activities:
     Sales of marketable securities                              6,000            --
     Purchases of property and equipment                          (193)         (126)
                                                               -------       -------
           Net cash provided/(used) by investing
             activities                                          5,807           126

Cash flows from financing activities:
     Issuance of common stock                                       75           180
     Proceeds from notes payable                                 5,000            --
     Stockholder note                                               --          (100)
     Net transfer of funds to parent                            (6,508)       (1,435)
                                                               -------       -------
           Net cash used by financing activities                (1,433)       (1,355)

Net increase in cash and cash equivalents                        4,400           265

Cash and cash equivalents at beginning of period                 4,084           480
                                                               -------       -------
Cash and cash equivalents at end of period                     $ 8,484       $   745
                                                               =======       =======

       See accompanying notes to unaudited condensed financial statements

                                   HI/FN, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1. Basis of Presentation:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Registration Statement on Form 10, as amended. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of December 31, 1998 and its results of operations and cash flows for the three month periods ended December 31, 1998 and 1997, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


Note 2. Net Income Per Share:

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended December 31, 1998 and 1997 is presented below.

                              Three Months Ended December 31,
                     1998                                       1997
                         (in thousands, except per share amounts)

                                             Per-Share                                    Per-Share
                     Net Income      Shares   Amount             Net Income      Shares    Amount
Net income              $483                                        $931

Basic EPS                            6,449     $0.07                              6,228     $0.15

Dilutive securities                    825                                          479
                                     -----                                        -----
Dilutive EPS                         7,274     $0.07                              6,707     $0.14

Note 3. Balance sheet (in thousands):

                                                     December 31,     September 30,
Inventories                                             1998              1998
                                                       -----             -----
Finished goods                                         $ 409             $ 165
                                                       -----             -----
                                                       $ 409             $ 165
                                                       =====             =====


Accrued expenses and other current liabilities


Deferred revenue                                      $  635            $  697
Compensation and employee benefits                       377               489
Accrued royalties                                         --               175
Other                                                    543               180
                                                      ------            ------
                                                      $1,555            $1,541
                                                      ======            ======

Note 4. Stac Loan:

During the three-month period ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. The loan will become due and payable on September 30, 1999 and may be prepaid in whole or part without penalty. The loan bears interest at the prime rate set by Silicon Valley Bank plus 0.5% per annum, payable quarterly, and is secured by a first priority security interest in all of the Company's assets, including the Company's intellectual property.

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements which involve risks and uncertainties. Hi/fn's actual results and the timing of events could differ significantly from those anticipated in these forward looking statements as a result of the factors set forth under "Trends and Uncertainties" below. Certain risks are also described in Hi/fn's Form 10 registration statement filed with the Securities and Exchange Commission, as amended, in connection with the distribution of Hi/fn's Common Stock held by Stac, Inc. ("Stac").

OVERVIEW

     Hi/fn designs, develops and markets high-performance multi-protocol packet processors--semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. The Company's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. The Company's products are used in networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

     The Company's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. The Company's encryption/compression and public key processor products provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use the Company's products to improve the performance and capacity of mid- to high-end tape back-up systems.

     Prior to December 16, 1998, the Company was a majority-owned subsidiary of Stac. On December 16, 1998, Stac distributed all of the Company's outstanding shares held by Stac to Stac stockholders.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown.

                                             Three Months Ended
                                                 December 31,
                                             ------------------
                                              1998        1997
                                              ----        ----
                                                 (Unaudited)
                                                 -----------
Revenue .................................     100%        100%
Cost of revenue .........................      30          33
                                              ---         ---
Gross margin ............................      70          67
                                              ---         ---
Research and development ................      23          21
Sales and marketing .....................      20          13
General and administrative ..............      14           8
                                              ---         ---
Total operating expenses ................      57          42
                                              ---         ---

Operating income ........................      13          25
Interest income .........................      --          --
                                              ---         ---
Income before income taxes ..............      13          25
Provision for income taxes ..............       5          10
                                              ---         ---
Net income ..............................       8          15
                                              ===         ===


     Revenue. Revenue decreased 2% to $6.1 million for the quarter ended December 31, 1998 from $6.3 million for the quarter ended December 31, 1997. The decline in revenue was due primarily to lower sales of semiconductor units to storage customers, partially offset by higher sales of semiconductors to networking customers. During the fourth calendar quarter of 1998, sales to the only storage customer, Quantum Corporation ("Quantum"), represented 58% of total revenue as compared to 82% of total revenue for sales to storage customers (including Quantum) for the quarter ended December 31, 1997. In the quarter ended December 31, 1997, storage customers were building inventory, which was subsequently reduced over the next several quarters. By the fourth calendar quarter of 1998, storage customers had reduced their inventory levels and were receiving semiconductor products at a rate which we believe more closely matched production needs. Revenue from networking customers represented 42% of total revenue in the December 1998 quarter as compared to 18% of total revenue for the December 1997 quarter. This increase was attributable primarily to increased shipments of semiconductor products to networking customers to accommodate their increased installations of network equipment for VPNs and Internet infrastructure.

     Gross Margin. Cost of revenue consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 70% for the quarter ended December 31, 1998 from 66% for the quarter ended December 31, 1997 primarily due to the increase in the portion of total sales of semiconductors to networking customers. Semiconductors sold to networking customers typically have been recently introduced and generate higher gross margins than the older products which are currently sold to customers manufacturing storage devices.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were approximately $1.4 million and $1.3 million for the quarters ended December 31, 1998 and 1997, respectively. The increase was due primarily to activities associated with the development of semiconductor products. The Company has made and intends to continue to make substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that product development programs invested in by the Company will be successful or that the products resulting from such programs will achieve market acceptance.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.2 million and $792,000 for the quarters ended December 31, 1998 and 1997, respectively. The increase is due primarily to additional personnel costs and overhead as the Company prepared for operations as an independent, stand alone entity following the spin-off from Stac.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $866,000 and $494,000 for the quarters ended December 31, 1998 and 1997, respectively. The increase was due primarily to additional personnel costs, overhead and fees and expenses associated with the spin-off from Stac.

     Interest Income. Net interest income was $23,000 for the quarter ended December 31, 1998 and $5,000 for the quarter ended December 31, 1997. The increase in interest income was due to the higher availability of cash during the December 1998 quarter. Interest expense during the quarter ended December 31, 1998 partially offset the increase in interest income. During the quarter ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac. The loan will become due and payable on September 30, 1999 and may be prepaid in whole or part without penalty. The loan bears interest at the prime rate set by Silicon Valley Bank plus 0.5% per annum, payable quarterly, and is secured by a first priority security interest in all of the Company's assets, including the Company's intellectual property.

     Income Taxes. The effective income tax rate for each of the quarters ended December 31, 1998 and 1997 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

     From inception until the spin-off from Stac, the Company depended upon Stac for financing its operations and capital requirements. At December 31, 1998, cash and cash equivalents were approximately $8.5 million compared to $10.1 million at September 30, 1998. During the quarter ended December 31, 1998, approximately $2.1 million was used to pay 1998 income taxes due to federal and state authorities. During the quarter ended December 31, 1998, capital expenditures were $193,000. The Company expects capital expenditures in the foreseeable future to remain at approximately the same level.

     The Company uses a number of independent suppliers to manufacture substantially all of its products. As a result, the Company relies on these suppliers to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and deliver sufficient quantities of the Company's products on a timely basis. These arrangements allow the Company to avoid utilizing its capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of its resources on the design, development and marketing of its products.

     The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company's need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company's existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. On February 16, 1999, the Company announced its intention to file a registration statement for a public offering of up to 2,300,000 shares of its Common Stock. There can be no assurance that this offering will be completed on terms satisfactory to the Company, if at all.

YEAR 2000 ISSUES

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications equipment and end products. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected by disruptions in the operation of the enterprises with which the Company interacts or Year 2000 disruptions that affect the Company's customers. The Company is in the process of completing an assessment of the impact these matters might have on the Company; and as of December 31, 1998, the Company has completed its internal and vendor assessment. The Company expects to complete its assessment of the Company's customers' Year 2000 compliance by the end of June 1999.

     To date, the Company's primary focus has been on its own internal systems. The Company has completed its evaluation of Year 2000 compliance with respect to all of its computer systems and applications. As a result of this evaluation, the Company has determined that all business critical systems are compliant or will be made compliant through available product upgrades. In particular, the only critical application affected was the Windows NT 4.0 Operating System. The Company has since implemented Service Pack 4, an upgrade to Windows NT 4.0 release by Microsoft, which makes the operating system Year 2000 compliant. The Company expects to complete compliance testing by June 30, 1999. The Company has also finished evaluating and implementing Year 2000 compliant upgrades to the following non-business critical applications: MS DOS 6.22 (a laboratory PC operating system), ACP Voice Messaging (Carlsbad location voice mail software) and FRX Drill down software (an accounting productivity tool). Lastly, there are several Dell Systems PC workstations shipped prior to January 1, 1997 that will require BIOS upgrades to become fully Year 2000 compliant. The Company has not incurred, nor does it expect to incur, material costs for the acquisition and implementation of product upgrades to achieve Year 2000 compliance.

     The Company also has reviewed the products it offers to customers. None of the software or semiconductor products sold by the Company contain any date-specific information, nor do they rely upon any such information for their operation. As a result, the Company does not believe that its products will be susceptible to Year 2000 problems.

     The Company has had communications with certain significant third parties with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remedy their own Year 2000 issues. To date, the Company has received written feedback from such parties indicating that they are in the process of implementing measures to ensure Year 2000 compliance, and further representing that they will achieve compliance before the close of calendar 1999. The Company has not independently confirmed any information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's business, financial condition and results of operations.

     To date, the Company has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, the Company may ultimately identify systems that do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, procure inventory or engage in similar normal business activities. The failure of the Company to identify systems that require Year 2000 conversion and that are critical to the Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has not yet completed the development of a comprehensive Year 2000 contingency plan. However, as part of its Year 2000 effort, the Company regularly examines information received from external sources for date integrity before integrating such information into the Company's internal systems. In addition, the Company has established a plan to increase inventories of certain products by December 1999 if the Company determines there is some risk of interruption of supply from a third party as a result of Year 2000 compliance issues. This would allow the Company to continue to supply products to its customers while the third party corrects its problems. The Company has also incorporated alternatives into the Year 2000 contingency plan it is developing to address the possibility that the software upgrades described above will not fully resolve Year 2000 compliance issues. If the Company determines that its business is at material risk of disruption due to currently unforeseen Year 2000 issues or anticipates that its Year 2000 compliance will not be achieved in a timely fashion, the Company will work to enhance the Year 2000 contingency plan it develops.

     The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosures and Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1999. Adoption of FAS No. 130 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows. Adoption of FAS No. 131 is not expected to impact the Company's presentation of its financial statements as the Company operates in only one segment.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will be required to be adopted by the Company in fiscal 2000. SOP 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Adoption of SOP No. 98-1 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

TRENDS AND UNCERTAINTIES

     In future periods, Hi/fn's business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

We Have A Limited Operating History As An Independent Company.

     On August 14, 1996, we were incorporated by Stac, which transferred its semiconductor business to us in exchange for shares of our Preferred Stock and Common Stock. Because we are a relatively new company with a limited operating history, we may experience financial and other difficulties as we attempt to grow our business. For example, to expand our business we are increasing our research and development and other operating expenses. This increase in expenses will negatively affect our financial performance unless we are able to sustain and grow revenues. If we are not able to evolve and expand our business, we may not remain profitable and therefore may not be able to sustain a viable business.

Our Operating Results May Fluctuate Significantly.

     Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors including the following:

     o General business conditions in our markets as well as global economic uncertainty;

     o    Reductions in demand for our customers' products;

     o    The timing and amount of orders we receive from our customers;

     o    Cancellations or delays of customer product orders;

     o    Any new product introductions by us or our competitors;

     o Our suppliers increasing costs or changing the delivery of products to us;

     o Increased competition or reductions in the prices that we are able to charge;

     o The variety of the products that we sell as well as seasonal demand for our products; and

     o The availability of manufacturing capacity necessary to make our products.

     Our revenues and operating results depend upon the amount and timing of customer orders that we receive in a given quarter. In the past we have recognized a substantial portion of our revenues in the last month of a quarter. If this trend continues, any failure or delay to fulfill orders by the end of a particular quarter will harm our business, financial condition and results of operations. As a result of these and other factors, we believe that period-to-period comparisons of our historical results or operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

We Depend Upon A Small Number Of Customers.

     Quantum Corporation ("Quantum") accounted for approximately 61% and 70%, respectively, of our revenues in fiscal 1998 and 1997. Quantum is not under any binding obligation to order from us. If our sales to Quantum decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

     Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Ascend Communications, Inc., Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks, Inc. and 3Com Corporation. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

Our Business Depends Upon The Development Of The Packet Processor Market.

     Our prospects are dependent upon the acceptance of packet processors as an alternative to other technology traditionally utilized by network and storage equipment vendors. Many of our current and potential customers have substantial technological capabilities and financial resources and currently develop internally the application specific integrated circuit components and program the general purpose microprocessors utilized in their products as an alternative to our packet processors. These customers may in the future continue to rely on these solutions or may determine to develop or acquire components, technologies or packet processors that are similar to, or that may be substituted for, our products. In order to be successful we must anticipate market trends and the price, performance and functionality requirements of such network and storage equipment vendors and must successfully develop and manufacture products that meet their requirements. In addition, we must make products available to these large customers on a timely basis and at competitive prices. If orders from customers are cancelled, decreased or delayed, or if we fail to obtain significant orders from new customers, or any significant customer delays or fails to pay, our business, financial condition and results of operations could suffer.

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network Market.

     We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. This market, which is still emerging, may not grow and if it does continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network market will depend upon, among other things, the following:

     o Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users; and

     o The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

     If we are unable to penetrate the virtual private network market, or if that market fails to develop, our business, financial condition and results of operations could suffer.

We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.

     The markets in which we compete are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Our performance depends on a number of factors, including our ability to do the following:

     o Properly identify emerging target markets and related technological trends;

     o    Develop and maintain competitive products;

     o Enhance our products by adding innovative features that differentiate our products from those of competitors;

     o    Bring products to market on a timely basis at competitive prices; and

     o Respond effectively to new technological changes or new product announcements by others.

     Our past success has been dependent in part upon our ability to develop products that have been selected for design into new products of leading equipment manufacturers. However, the development of our packet processors is complex and, from time to time, we have experienced delays in completing the development and introduction of new products. We may not be able to adhere to our new product design and introduction schedules and our products may not be accepted in the market at favorable prices, if at all.

     In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for the Company to remain competitive are complicated and require a significant amount of time and money. We may experience substantial difficulty in introducing new products and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

Our Markets Are Highly Competitive.

     We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., Information Resource Engineering Inc., International Business Machines Corporation ("IBM"), Rainbow Technologies, Inc., and VLSI Technology, Inc. In 1994, Stac entered into two license agreements with IBM in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation ("Microsoft") in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

     A key element of our packet processor architecture is our encryption technology. In order to export our encryption-related products, the U.S. Department of Commerce requires us to obtain a license. Foreign competitors that are not subject to similar requirements have an advantage over us in their ability to rapidly respond to the requests of customers in the global market.

     Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, Inc., National Semiconductor Corporation, and Texas Instruments Incorporated have a significant advantage over us given their relationships with many of our customers, their extensive marketing power and name recognition and their much greater financial resources. In addition, current and potential competitors may decide to consolidate, lower the prices of their products or to bundle their products with other products. Any of the above would significantly and negatively impact our ability to compete and obtain or maintain market share. If we are unable to successfully compete against our competitors, our business, results of operations and financial condition will suffer.

     We believe that the important competitive factors in our markets are the following:

     o    Performance;

     o    Price;

     o The time that is required to develop a new product or enhancements to existing products;

     o The ability to achieve product acceptance with major network and storage equipment vendors;

     o    The support that exists for new network and storage standards;

     o    Features and functionality;

     o    Adaptability of products to specific applications;

     o    Reliability; and

     o Technical service and support as well as effective intellectual property protection.

     If we are unable to successfully develop and market products that compete with those of other suppliers, our business, financial condition and results of operations could be harmed. In addition, we must compete for the services of qualified distributors and sales representatives. To the extent that our competitors offer distributors or sales representatives more favorable terms, these distributors and sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network.

Our Business Depends Upon The Growth Of The Network Equipment And Storage Equipment Markets.

     Our success is largely dependent upon continued growth in the market for network security equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. In addition, our success depends upon storage equipment vendors incorporating our packet processors into their systems. The network security equipment market has in the past and may in the future fluctuate significantly based upon numerous factors, including the lack of industry standards, adoption of alternative technologies, capital spending levels and general economic conditions. We are unable to determine the rate or extent to which these markets will grow, if at all. Any decrease in the growth of the network or storage equipment market or a decline in demand for our products could harm our business, financial condition and results of operations.

Our Operating Results Have Been Substantially Dependent On One Product Family.

     Historically, substantially all of our revenue has come from sales of our compression processor products which accounted for 84%, 88% and 89% of revenue in the fiscal years ended September 30, 1998, 1997 and 1996. A significant decline in revenue from our compression processor products, which is not adequately replaced by increased sales of our encryption/compression and public key processors, would harm our business, financial condition and results of operations.

Our Success Depends Upon Protecting Our Intellectual Property.

     Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, maskwork and copyright law to protect our intellectual property. We own 12 United States patents and 4 foreign patents. We also have 2 pending patent applications in Japan. Our patents and patent applications cover various aspects of our compression technology and have expiration dates ranging from 2006 to 2013. Patents may not issue under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

     We also claim copyright protection for certain proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, employees and consultants, and through other security measures. However, our efforts may not be successful. Furthermore, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property.

The Length Of Time It Takes To Develop Our Products And Make A Sale To Our Customers May Impair Our Operating Results.

     Our customers typically take a long time to evaluate our products. In fact, it usually takes our customers 3 to 6 months or more to test our products with an additional 9 to 18 months or more before they commence significant production of equipment incorporating our products. As a result of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and sales and marketing efforts on the one hand, and the generation of higher revenues, if any, on the other hand. In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in the loss of anticipated sales. Our business, financial condition and results of operations could suffer if customers reduce or delay orders or choose not to release products using our technology.

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

     We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation and Motorola, Inc. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

     We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to other products while reducing deliveries to us on short notice. For example, in June 1995, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer. This caused a 3 month delay in shipments to customers. We also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

     o Adapting our product design, if necessary, to the new manufacturer's process

     o    Creating a new mask set to manufacture the product

     o Having the new manufacturer prepare sample products so we can verify the product specification; and

     o    Providing sample products to customers for qualification.

     In general, it takes from 3 to 6 months for a new manufacturer to begin full-scale production of one of our product. We could have similar or more protracted problems in the future with existing or new suppliers.

     Both Toshiba Corporation and Motorola, Inc. manufacture products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 12 to 14 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

     We regularly consider using smaller semiconductor dimensions for each of our products in order to reduce costs. We have begun to decrease the dimensions in our new product designs, and believe that we must do so to remain competitive. We may have difficulty decreasing the dimensions of our products. In the future, we may change our supply arrangements to assume more product manufacturing responsibilities. We may subcontract for wafer manufacturing, assembly and test rather than purchase finished products. However, there are additional risks associated with manufacturing, including variances in production yields, the ability to obtain adequate test and assembly capacity at reasonable cost and other general risks associated with the manufacture of semiconductors. We may also enter into volume purchase agreements that would require us to commit to minimum levels of purchases and which may require up-front investments. If we fail to effectively assume greater manufacturing responsibilities or manage volume purchase arrangements, our business, financial condition and results of operations will suffer.

Network And Storage Equipment Prices Typically Decrease.

     Average selling prices in the networking, storage and semiconductor industries have rapidly declined due to many factors, including:

     o    Rapidly changing technologies;

     o    Price-performance enhancements; and

     o    Product obsolescence.

     The decline in the average selling prices of our products may cause substantial fluctuations in our operating results. We anticipate that the average selling prices of our products will decrease in the future due to product introductions by our competitors, price pressures from significant customers and other factors. Therefore, we must continue to develop and introduce new products that incorporate features which we can sell at higher prices. If we fail to do so, our revenues and gross margins could decline, which would harm our business, financial condition and results of operations.

We Face Product Return, Product Liability And Product Defect Risks.

     Complex products such as ours frequently contain errors, defects and bugs when first introduced or as new versions are released. We have discovered such errors, defects and bugs in the past. Delivery of products with production defects or reliability, quality or compatibility problems could hinder market acceptance of our products. This could damage our reputation and harm our ability to attract and retain customers. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We would have to expend significant capital and resources to remedy these problems. Errors, defects or bugs could be discovered in our new products after we begin commercial production of them, despite testing by us and our suppliers and customers. This could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, claims by our customers or others against us or the loss of credibility with our current and prospective customers. Any such event would harm our business, financial condition and results of operations.

We Face Order And Shipment Uncertainties.

     We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which could harm our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to our customers, net of an allowance for estimated returns. An unanticipated level of returns could harm our business, financial condition and results of operations.

We Depend Upon Key Personnel.

     Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. Several members of our management team have joined us in the last 12 months. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel is intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

Our Rapid Growth May Strain Our Operations.

     We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the accounting and other internal management systems which were provided by Stac. This may require substantial management effort, and our efforts to do so may not be successful. In addition, we have had to hire additional employees to accommodate this growth and our product development activities. This has resulted in increased responsibilities for our management. Our systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business, financial condition and results of operations could suffer.

Our Products Are Subject To Export Restrictions.

     The encryption algorithms embedded in our products are a key element of our packet processor architecture. These products are subject to U.S. Department of Commerce export control restrictions. Our network equipment customers may only export products incorporating encryption technology if they obtain an export license. These U.S. export laws also prohibit the export of encryption products to a number of countries deemed by the U.S. to be hostile. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of

Commerce commodity jurisdiction. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than our network equipment customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. The sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required licenses or by the costs of compliance.

We Face Risks Associated With Our International Business Activities.

     We sell most of our products to customers in the United States. If our international sales increase, we may encounter risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

     o    The imposition of governmental controls;

     o    Export license requirements;

     o    Restrictions on the export of technology;

     o    Currency exchange fluctuations;

     o    Political instability;

     o    Financial and stock market dislocations;

     o    Trade restrictions; and

     o    Changes in tariffs.

     Demand for our products also could be harmed by seasonality of international sales and economic conditions in our primary overseas markets. These international factors could harm future sales of our products to international customers and our business, financial condition and results of operations in general.

Year 2000 Issues May Harm Our Business.

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon, such as financial systems (including accounts payable and payroll modules), customer services, networks and telecommunications equipment and end products. We rely on external systems of business enterprises such as customers, suppliers, financial organizations, and on governmental entities, both domestic and international, for accurate exchange of data. Even if our internal systems are not materially affected by Year 2000 issues, we could be affected by disruptions in the operation of entities with which we interact. Despite our efforts to address the Year 2000 impact on our internal systems and business operations, this impact could disrupt our business and our business, financial condition and results of operations could suffer. Our efforts to address this issue are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

     Customers' purchasing plans could be affected by Year 2000 issues as they may need to expend significant resources to correct their existing systems. This situation may result in reduced funds available to purchase our products.

We Face Risks Associated With Acquisitions.

     We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. We are not currently negotiating any acquisitions, but we may make acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

     o Difficulties in assimilating acquired operations, technologies and products;

     o    Diversion of management's attention from other business concerns;

     o Risks of entering markets in which we have little or no prior experience; and

     o    Loss of key employees of acquired organizations.

     We may not be able to successfully integrate businesses, products, technologies or personnel that we acquire. If we fail to do so, our business, financial condition and results of operations could suffer.

     In addition, if we are a party to a transaction or series of transactions that result in 50% or more of our outstanding stock being transferred to one or more persons, the IRS may claim that our spin-off from Stac was a taxable event to Stac and its stockholders. Under the Tax Allocation and Indemnity Agreement that we entered into with Stac, we may be obligated to pay the taxes of Stac if we caused the spin-off to be a taxable event. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability. See "Recent Spin-Off and Relationship with Stac."

The Cyclicality Of The Semiconductor Industry May Harm Our Business.

     The semiconductor industry has experienced significant downturns and wide fluctuations in supply and demand. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This has caused significant variances in product demand, production capacity and rapid erosion of average selling prices. Industry-wide fluctuations in the future could harm our business, financial condition and results of operations.

We Face Certain Risks As A Result Of Our Spin-Off From Stac.

     On December 8, 1998, Stac received a private letter ruling from the Internal Revenue Service ("IRS") stating, among other things, that the distribution of our Common Stock held by Stac on December 16, 1998 to Stac stockholders would not result in recognition of taxable income or gain to Stac or its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended ("Code") (except to the extent of cash received in lieu of fractional shares). A tax ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions. If the factual representations and assumptions made by Stac were incorrect in a material respect, the rights of taxpayers to rely on a tax ruling or Stac's ability to rely on the tax opinion would be jeopardized.

     If the distribution were not to constitute a tax-free spin-off, then Stac would be treated as recognizing a taxable gain equal to the difference between
(i) the fair market value of our Common Stock that was distributed to Stac stockholders on December 16, 1998 and (ii) Stac's adjusted basis of such Common Stock. In addition, under the consolidated tax return rules of the Code, each member of Stac's consolidated group (including Hi/fn) would be severally liable for such tax liability. Furthermore, in connection with the spin-off we entered into a Tax Allocation and Indemnity Agreement with Stac whereby each of us agreed that if either party took actions after the spin-off that caused Section 355(e) of the Code to apply to Hi/fn's Common Stock, then whichever party first caused Section 355(e) of the Code to apply to Hi/fn's Common Stock would be obligated to bear all taxes of Stac resulting from such action. Under recently enacted Section 355(e) of the Code, if the spin-off was considered to be part of a plan or series of related transactions (a "Plan") in which, after the spin-off, a 50% or greater interest in Hi/fn or Stac were acquired by one or more persons, the IRS would claim that the spin-off was taxable at the corporate level. Although neither we nor Stac believes the spin-off is part of a Plan to effect a 50% change in ownership of either Hi/fn or Stac, the IRS has issued no guidance on the definition of a Plan and for the first two years following the spin-off, any cumulative 50% change of ownership within the two-year period will be rebuttably presumed to be the result of a Plan. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability.

Our Stock Price May Be Volatile.

     The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations can result from:

     o    Quarterly variations in operating results;

     o    Announcements of new products by us or our competitors;

     o    The gain or loss of significant customers;

     o    Changes in analysts' estimates;

     o    Short-selling of our Common Stock; and

     o Events affecting other companies that investors deem to be comparable to us.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Our Certificate Of Incorporation And Bylaws And Delaware Law Contain Provisions That Could Discourage A Takeover.

     Our Certificate of Incorporation and Bylaws contain provisions which may discourage takeover attempts, including transactions in which stockholders might receive a premium for their shares. This may limit stockholders' ability to approve a transaction that stockholders may think is in their best interests. Such provisions include:

     o A requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders;

     o The ability of the Board of Directors to fix the rights and preferences of and issue 10,000,000 shares of Preferred Stock without stockholder action; and

     o    A classified Board of Directors.

     Provisions of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. The provisions of our Certificate of Incorporation and Bylaws and of Delaware law are intended to encourage potential acquirers to negotiate with us and allow the Board the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

     In addition, if we are a party to a transaction or series of transactions that result in 50% or more of our outstanding stock being transferred to one or more persons, the IRS may claim that our spin-off from Stac was a taxable event to Stac and its stockholders. Under the Tax Allocation and Indemnity Agreement that we entered into with Stac, we may be obligated to pay the taxes of Stac if we caused the spin-off to be a taxable event. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

Part II. OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Sales of Unregistered Securities. During the period covered by this report, the Registrant has issued and sold the following unregistered securities:

1. During the period from October 1, 1998 through December 15, 1998, the Registrant granted options to purchase an aggregate of 736,775 shares of Common Stock to an aggregate of 43 directors and employees pursuant to the Registrant's 1996 Equity Incentive Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by Section 4(2) of the Securities Act.

2. During the period from October 1, 1998 through December 15, 1998, options to purchase an aggregate of 43,971 shares of Common Stock were exercised by an aggregate of 13 directors and employees pursuant to the Registrant's 1996 Equity Incentive Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 1998, stockholders of the Registrant holding 6,223,949 out of a total of 6,485,910 outstanding shares adopted and approved resolutions by written consent approving (i) the election of each of Raymond J. Farnham, Robert
W. Johnson, Taher Elgamal, Douglas L. Whiting and Albert E. Sisto as a director of the Registrant; (ii) the creation of a classified Board of Directors comprised as follows: (A) Class I, to be reelected in 2000, consisting of Raymond J. Farnham; (B) Class II, to be reelected in 2001, consisting of Robert
W. Johnson and Taher Elgamal; and (C) Class III, to be reelected in 2002, consisting of Douglas L. Whiting and Albert E. Sisto; (iii) the amendment and restatement of the Registrant's Certificate of Incorporation creating a classified Board of Directors and establishing a new class of Preferred Stock with the rights, preferences, privileges and restrictions as determined by the Board of Directors; (iv) the amendment and restatement of the Registrant's 1996 Equity Incentive Plan, which, among other things, included an increase in the number of shares of Common Stock for which options may be granted under such plan to 3,049,900 shares; and (v) the adoption of the 1998 Employee Stock Purchase Plan and the reservation of 400,000 shares of Common Stock thereunder.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          None.


ITEMS 1, 3 AND 5 ARE NOT APPLICABLE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 hi/fn, inc.
                                                 (Registrant)





Date: February 16, 1999                          By: /s/ William R. Walker
                                                 -------------------------------
                                                 William R. Walker
                                                 Vice President, Finance, Chief
                                                 Financial Officer and Secretary
                                                 (principal financial and
                                                 accounting officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27                           Financial Data Schedule