Form 10-Q
period 1999-03-31
HI/FN INC
filed 1999-05-14
CIK 1065246

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999.


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

At May 10, 1999, 8,595,236 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

** The Registrant filed a registration statement on Form 10 on December 8, 1998 and became subject to the filing requirements of the Securities Exchange Act of 1934 on such date. The Registrant filed a Registration Statement on Form S-3 on March 3, 1999. The Registrant's predecessor, Stac, Inc., has been subject to the filing requirements of the Securities Exchange Act of 1934 for the past 90 days.

                                   HI/FN, INC.

                               INDEX TO FORM 10-Q



PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Condensed Balance Sheet at  March 31, 1999 and September 30, 1998                         3

               Condensed Statement of Operations for the three months and six months ended
               March 31, 1999 and 1998                                                                   4


               Condensed Statement of Cash Flows for the six months ended March 31,
               1999 and 1998                                                                             5

               Notes to Condensed Financial Statements                                                 6-7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  7-22


PART II. OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds                                                23

Item 4.        Submission of Matters to a Vote of Security Holders                                      23

Item 6.        Exhibits and Reports on Form 8-K                                                         23

Signatures                                                                                              24

ITEM 1. FINANCIAL STATEMENTS

                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                            (in thousands; unaudited)


                                                           March 31,      September 30,
                                                             1999             1998
                                                             ----             ----
ASSETS

Current assets:
     Cash & cash equivalents                               $ 56,553         $  4,084
     Marketable securities                                       --            5,973
     Accounts receivables, net                                2,380            3,125
     Inventories                                                708              165
     Deferred income taxes                                      720              720
     Prepaid expenses and other current assets                  639              315
                                                           --------         --------
           Total current assets                              61,000           14,382
                                                           --------         --------

Property and equipment, net                                   1,733            1,615
Deferred income taxes                                           229              229
Other assets                                                    332              385

                                                           --------         --------
                                                           $ 63,294         $ 16,611
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  2,388         $  1,610
     Due to former parent                                        --            6,508
     Income taxes payable                                       905               --
     Accrued expenses and other current liabilities           1,544            1,541
                                                           --------         --------
           Total current liabilities                          4,837            9,659
                                                           --------         --------

Stockholders' equity:
     Preferred stock                                             --                6
     Common stock                                                 8               --
     Paid in capital                                         52,313            2,995
     Note receivable from stockholder                          (100)            (100)
     Retained Earnings                                        6,236            4,051
                                                           --------         --------
           Total stockholders' equity                        58,457            6,952
                                                           --------         --------

                                                           --------         --------
                                                           $ 63,294         $ 16,611
                                                           ========         ========


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                    March 31,        March 31,       March 31,        March 31,
                                                      1999             1998            1999             1998
                                                      ----             ----            ----             ----
Revenue                                             $  8,671         $  5,236        $ 14,810         $ 11,501
Cost of revenue                                        2,227            1,562           4,045            3,664
                                                    --------         --------        --------         --------
Gross margin                                           6,444            3,674          10,764            7,837
                                                    --------         --------        --------         --------

Operating expenses:
     Research and development                          1,613            1,317           3,058            2,645
     Sales and marketing                               1,285              713           2,512            1,504
     General and administrative                          725              593           1,591            1,086
                                                    --------         --------        --------         --------
        Total operating expenses                       3,623            2,623           7,161            5,235
                                                    --------         --------        --------         --------

Operating income                                       2,821            1,051           3,604            2,602

Interest income                                          125                5             253               11
Interest expense                                        (110)              --            (215)              --
                                                    --------         --------        --------         --------
Income before income taxes                             2,836            1,056           3,642            2,613

Provision for income taxes                             1,134              426           1,457            1,052

                                                    --------         --------        --------         --------
Net income                                          $  1,702         $    630        $  2,185         $  1,561
                                                    ========         ========        ========         ========

Net income per share, basic                         $   0.25         $   0.10        $   0.33         $   0.25
Net income per share, diluted                       $   0.21         $   0.09        $   0.28         $   0.23

Weighted average shares outstanding, basic             6,683            6,285           6,566            6,257
Weighted average shares outstanding, diluted           7,991            6,776           7,690            6,736


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)


                                                                 Six Months Ended
                                                                 ----------------
                                                              March 31,        March 31,
                                                                1999             1998
                                                              --------         --------
Cash flows from operating activities:
     Net income                                               $  2,185         $  1,561
     Adjustments required to reconcile to net income
     to net cash provided by operating activities:
        Depreciation and amortization                              403              322
        Loss on disposal of property and equipment                 220               --
        Gain on sale of marketable securities                      (27)              --
     Changes in assets and liabilities:
        Accounts receivable                                        745              825
        Inventories                                               (543)            (267)
        Prepaid expenses and other current assets                 (324)            (155)
        Other assets                                                (4)            (307)
        Accounts payable                                           778              219
        Income taxes payable                                       905               --
        Accrued expenses and other current liabilities               3              372

                                                              --------         --------
           Net cash provided by operating activities             4,341            2,570
                                                              --------         --------

Cash flows from investing activities:
     Sales of marketable securities                              6,000               --
     Purchases of property and equipment                          (684)            (308)

           Net cash provided by/(used) in investing
                                                              --------         --------
              Activities                                          5316             (308)
                                                              --------         --------

Cash flows from financing activities:
     Issuance of common stock                                   49,320              195
     Proceeds from notes payable                                 5,000               --
     Settlement of notes payable                                (5,000)              --
     Stockholder note                                               --             (100)
     Net transfer of funds to former parent                     (6,508)          (2,547)

                                                              --------         --------
           Net cash provided by/(used in) financing             42,812           (2,452)
           activities

Net increase/(decrease)in cash and cash equivalents             52,469             (190)

Cash and cash equivalents at beginning of period                 4,084              480
                                                              --------         --------

                                                              --------         --------
Cash and cash equivalents at end of period                    $ 56,553         $    290
                                                              ========         ========


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

   The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Registration Statement on Form 10, as amended. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of March 31, 1999 and its results of operations for the three and six month periods ended March 31, 1999 and 1998, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. Net Income Per Share:

   Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six month periods ended March 31, 1999 and 1998 are presented below.


                       Three Months Ended                  Six Months Ended
                       ------------------                  ----------------
                          March 31, 1999                     March 31, 1999
                              (in thousands, except per share amounts)
                                         Per-Share                           Per-Share
               Net Income     Shares       Amount     Net Income    Shares     Amount
Net Income        $1,702                                $2,185
Basic EPS                     6,683        $0.25                    6,566        $0.33
Dilutive                      1,308                                 1,124
Securities
Diluted EPS                   7,991        $0.21                    7,690        $0.28



                       Three Months Ended                        Six Months Ended
                       ------------------                        ----------------
                         March 31, 1998                           March 31, 1998
                                (in thousands, except per share amounts)
                                         Per-Share                                Per-Share
                Net Income    Shares      Amount          Net Income   Shares       Amount
Net Income          $630                                    $1,561
Basic EPS                     6,285        $0.10                        6,257        $0.25
Dilutive                        491                                       479
Securities
Diluted EPS                   6,776        $0.09                        6,736        $0.23


Note 3. Balance sheet (in thousands):


Inventories


                                March 31,  September 30,
                                  1999         1998
                                  ----         ----
Finished goods                    $708         $165
                                  ----         ----
                                  $708         $165
                                  ====         ====


Accrued expenses and other current liabilities

                                 March 31,   September 30,
                                   1999         1998
                                   ----         ----
Deferred revenue                  $  470       $  697
Compensation and employee            647          489
benefits
Accrued royalties                     --          175
Other                                427          180
                                     ---          ---
                                  $1,544       $1,541

Note 4. Stac Loan:

During the three-month period ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

Note 5. Equity Offering

During the three month period ended March 31, 1999 the Company issued an equity offering of 1,600,000 shares of common stock at a price of $33 per share and raised approximately $49.0 million, net of offering expenses. On April 19, 1999 the Company's underwriters exercised their option to purchase and additional 300,000 shares of the Company's common stock which yielded and additional $9.3 million in proceeds to the Company.


ITEM 2 :         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown.


                                 Three Months Ended            Six Months Ended
                                 ------------------            ----------------
                               March 31,     March 31,       March 31,    March 31,
                                 1999         1998            1999         1998
                                 -----        -----           -----        -----
Revenue                           100 %        100 %           100 %        100 %
Cost of revenue                   26           30              27           32
                                  --           --              --           --
Gross margin                      74           70              73           68
                                  --           --              --           --

Operating
expenses:
      Research and                19           25              21           23
      development
      Sales and marketing         15           14              17           13
      General and
      administrative               8           11              11            9
                                  --           --              --           --
         Total operating          42           50              49           45
                                  --           --              --           --
         expenses

Operating income                  32           20              24           23

Interest income                    1            0               1            0
                                  --           --              --           --

Income before income taxes        33           20              25           23

Provision for income taxes        13            8              10            9
                                  --           --              --           --

Net income                        20           12              15           14
                                  ==           ==              ==           ==


   Revenue. Revenue increased 66% to $8.7 million for the quarter ended March 31, 1999 from $5.2 million for the quarter ended March 31, 1998. The increase in revenue was due primarily to higher sales of semiconductor units to storage and networking customers. Sales to the Company's largest customer, Quantum Corporation ("Quantum") represented 56% of revenue for the second fiscal quarter of 1999 compared to 71% of revenue for the second fiscal quarter of 1998. Sales to the networking customers increases as initial volume production commenced at a major networking OEM. Revenues for the first six months of fiscal 1999 were $14.8 million, an increase of 29% from the $11.5 million reported for the first six months of fiscal 1998. The increase is primarily due to growth in unit sales to networking customers. In contrast to the growth in sales to networking customers, semiconductor unit sales to storage customers declined during the first six months of fiscal 1999.

   Gross Margin. Cost of revenue consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 74% for the quarter ended March 31, 1999 from the 70% for the quarter ended March 31, 1998 primarily due to higher margins associated with networking products and lower unit costs negotiated with manufacturing partners. Gross margin for the six months ended March 31, 1999 were 73% compared to 68% for the six months ended March 31, 1998. The increase is primarily due to the increased mix of higher gross margin networking customers during the current fiscal year.

   Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were approximately $1.6 million and $1.3 million for the quarters ended March 31, 1999 and 1998, respectively and $3.1 million and $2.6 million for the six month periods ended March 31, 1999 and 1998 . The increase was due primarily to activities associated with the development of semiconductor products. The Company has made and intends to continue to make substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that product development programs invested in by the Company will be successful or that the products resulting from such programs will achieve market acceptance.

   Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.3 million and $713,000 for the three month periods ended March 31, 1999 and 1998, respectively and $2.5 million and $1.5 million for the six month periods ended March 31, 1999 and 1998. The increase is due primarily to additional personnel costs and overhead as the Company operated as an independent, stand alone entity following the spin-off from Stac.

   General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $725,000 and $593,000 for the three month periods ended March 31, 1999 and1998, respectively and $1.6 million and $1.1 million for the six month periods ended March 31, 1999 and 1998. The increase was due primarily to additional personnel costs, overhead and fees and expenses associated with operating as an independent standalone entity following the spin-off from Stac.

   Interest Income and Expense. Net interest income was $15,000 for the three month period ended March 31, 1999 and $5,000 for the three month period ended March 31, 1998. Net interest income was $38,000 and $10,000 for the six months ended March 31, 1999 and 1998. The increase in interest income was due to the higher availability of cash during the periods. During the three months ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac which is due and payable on September 30, 1999 however may be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

   Income Taxes. The effective income tax rate for each of the periods ended March 31, 1999 and 1998 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

   From inception until the spin-off from Stac, in December 1998, the Company depended upon Stac for financing its operations and capital requirements. At March 31, 1999, cash and cash equivalents, and marketable securities were approximately $56.6 million compared to $10.1 million at September 30, 1998. During the three month period ended March 31, 1999 the Company issued an equity offering of 1.6 million shares of common stock at a price of $33 per share and raised $49.0 million, net of offering expenses. On April 19, 1999 the Company's underwriters exercised their option to purchase and additional 300,000 shares of the company's common stock which yielded and additional $9.3 million to the Company. During the six month period ended March 31, 1999, the company purchased a total of $684,000 of property and equipment.

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

MARKET RISK DISCLOSURE

Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Exchange Rate Risk-All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

NEW PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosures and Segments of an Enterprise and Related Information," which has been adopted by the Company in fiscal 1999. Adoption of FAS No. 130 did not have a significant impact on the Company's financial position, results of operations or cash flows. Adoption of FAS No. 131 did not impact the Company's presentation of its financial statements as the Company operates in only one segment.

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

Our Operating Results Have Been Substantially Dependent On One Product Family.

   Historically, substantially all of our revenue has come from sales of our compression processor products which accounted for 79%, 88% and 89% of revenue in the fiscal years ended September 30, 1998, 1997 and 1996. A significant decline in revenue from our compression processor products, which is not adequately replaced by increased sales of our encryption/compression and public key processors, would harm our business, financial condition and results of operations.

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

                            hi/fn, inc. (Registrant)

Date: May 10, 1999          By: /s/ William R. Walker
                                ------------------------------------------
                            William R. Walker Vice President, Finance,
                            Chief Financial Officer and Secretary
                            (principal financial and accounting officer)

                                INDEX TO EXHIBITS


Exhibit
 Number         Description
 ------         -----------
27              Financial Data Schedule