Form 10-Q
period 1999-06-30
HI/FN INC
filed 1999-08-13
CIK 1065246

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30 , 1999.


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

Yes [X]     No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 10, 1999, 8,660,619 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  HI/FN, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Balance Sheet at June 30, 1999 and September 30, 1998                                           3

          Condensed Statement of Operations for the three months and nine months ended June 30, 1999 and 1998       4

          Condensed Statement of Cash Flows for the nine months ended June 30, 1999 and 1998                        5

          Notes to Condensed Financial Statements                                                                 6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  7-20



PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                                                          21

Signatures                                                                                                          22


ITEM 1:  FINANCIAL STATEMENTS

                                  HI/FN, INC.
                            CONDENSED BALANCE SHEET
                                (in thousands)

                                                                                   June 30,     September 30,
                                                                                     1999           1998
                                                                                    --------     --------
                                                                                  (Unaudited)
ASSETS

Current assets:
       Cash & cash equivalents                                                      $ 68,294     $  4,084
       Marketable securities                                                              --        5,973
       Accounts receivable, net                                                        3,989        3,125
       Inventories                                                                       812          165
       Deferred income taxes                                                             720          720
       Prepaid expenses and other current assets                                         816          315
                                                                                    --------     --------
              Total current assets                                                    74,631       14,382
                                                                                    --------     --------

Property and equipment, net                                                            1,839        1,615
Deferred income taxes                                                                    229          229
Other assets                                                                             304          385
                                                                                    --------     --------
                                                                                    $ 77,003     $ 16,611
                                                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                             $  1,911     $  1,610
       Due to parent                                                                     --         6,508
       Income taxes payable                                                            1,234           --
       Accrued expenses and other current liabilities                                  2,180        1,541
                                                                                    --------     --------
              Total current liabilities                                                5,325        9,659
                                                                                    --------     --------

Stockholders' equity:
       Preferred stock                                                                    --            6
       Common stock                                                                        8           --
       Paid in capital                                                                61,996        2,995
       Note receivable from stockholder                                                   --         (100)
       Retained earnings                                                               9,674        4,051
                                                                                    --------     --------
              Total stockholders' equity                                              71,678        6,952
                                                                                    --------     --------
                                                                                    $ 77,003     $ 16,611
                                                                                    ========     ========




            See accompanying notes to unaudited financial statements

                                  HI/FN, INC.
                       CONDENSED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)




                                                   Three Months Ended            Nine Months Ended
                                              ----------------------------  ---------------------------
                                              June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
Revenue                                           $ 12,514      $  5,012      $ 27,324       $ 16,513
Cost of revenue                                      3,045         1,478         7,090          5,142
                                                  --------      --------      --------       --------
Gross margin                                         9,469         3,534        20,234         11,371
                                                  --------      --------      --------       --------

Operating expenses:
       Research and development                      2,066         1,422         5,124          4,065
       Sales and marketing                           1,702           933         4,214          2,438
       General and administrative                      755           651         2,346          1,738
                                                  --------      --------      --------       --------
           Total operating expenses                  4,523         3,006        11,684          8,241
                                                  --------      --------      --------       --------

Operating income                                     4,946           528         8,550          3,130

Interest income                                        783             4         1,036             14
Interest expense                                         1            --          (214)            --
                                                  --------      --------      --------       --------
Income before income taxes                           5,730           532         9,372          3,144

Provision for income taxes                           2,292           241         3,749          1,292

                                                  --------      --------      --------       --------
Net income                                        $  3,438      $    291      $  5,623       $  1,852
                                                  ========      ========      ========       ========

Net income per share, basic                       $   0.40      $   0.05      $   0.74       $   0.29
Net income per share, diluted                     $   0.35      $   0.04      $   0.65       $   0.27

Weighted average shares outstanding, basic           8,534         6,333         7,550          6,282
Weighted average shares outstanding, diluted         9,774         6,880         8,682          6,782


            See accompanying notes to unaudited financial statements

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                                    Nine Months Ended
                                                             ------------------------------
                                                             June 30, 1999    June 30, 1998
Cash flows from operating activities:
      Net income                                                $  5,623       $  1,852
      Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation and amortization                              622            563
          Loss on disposal of property and equipment                 226             --
          Gain on sale of marketable securities                      (27)            --
      Changes in assets and liabilities:
          Accounts receivable                                       (864)          (123)
          Inventories                                               (647)           154
          Prepaid expenses and other current assets                 (501)           (80)
          Other assets                                                (4)        (1,207)
          Accounts payable                                           301            297
          Income taxes payable                                     1,234             --
          Accrued expenses and other current liabilities             639            963
                                                                --------       --------
             Net cash provided by operating activities             6,602          2,419
                                                                --------       --------

Cash flows from investing activities:
      Sales of marketable securities                               6,000             --
      Purchases of property and equipment                           (987)          (484)

             Net cash provided/(used) by investing              --------       --------
                 Activities                                        5,013           (484)
                                                                --------       --------

Cash flows from financing activities:
      Issuance of common stock                                    59,003            212
      Proceeds from notes payable                                  5,000             --
      Settlement of notes payable                                 (5,000)            --
      Stockholder note                                                --           (100)
      Settlement of stockholder note                                 100             --
      Net transfer of funds to former parent                      (6,508)        (2,458)

                                                                --------       --------
          Net cash provided/(used) by financing activities        52,595         (2,346)
                                                                --------       --------
Net increase/(decrease) in cash and cash equivalents              64,210           (411)

Cash and cash equivalents at beginning of period                   4,084            480
                                                                --------       --------

                                                                --------       --------
Cash and cash equivalents at end of period                      $ 68,294       $     69
                                                                ========       ========

            See accompanying notes to unaudited financial statements

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

     The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Registration Statement on Form S-3 (No. 333-72537). In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of June 30, 1999 and its results of operations for the three and nine month periods ended June 30, 1999 and 1998, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. Net Income Per Share:

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine month periods ended June 30, 1999 and 1998 are presented below.

                              Three Months Ended                       Nine Months Ended
                              ------------------                       -----------------
                                 June 30, 1999                           June 30, 1999
                                        (in thousands, except per share amounts)

                                                 Per-Share                               Per-Share
                         Net Income    Shares      Amount        Net Income    Shares      Amount
                         ----------    ------    ---------       ----------    ------    ---------
Net Income                   $3,438                                  $5,623
Basic EPS                              8,534        $0.40                       7,550       $0.74
Dilutive Securities                    1,240                                    1,132
                                       -----                                    -----
Diluted EPS                            9,774        $0.35                       8,682       $0.65

                              Three Months Ended                       Nine Months Ended
                              ------------------                       -----------------
                                 June 30, 1998                           June 30, 1998
                                        (in thousands, except per share amounts)

                                                 Per-Share                               Per-Share
                         Net Income    Shares      Amount        Net Income    Shares      Amount
                         ----------    ------    ---------       ----------    ------    ----------
Net Income                     $291                                  $1,852
Basic EPS                               6,333       $0.05                       6,282       $0.29
Dilutive Securities                       547                                     500
                                         ----                                    ----
Diluted EPS                             6,880       $0.04                       6,782       $0.27

Note 3. Balance sheet:


INVENTORIES (IN THOUSANDS)

                                                           June 30,          September 30,
                                                             1999                 1998
                                                           --------         --------------
                                                         (Unaudited)
             Finished Goods                                    $812                    $165
                                                               =====                   ====


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (IN THOUSANDS)

                                                           June 30,          September 30,
                                                             1999                 1998
                                                           --------         --------------
                                                         (Unaudited)
             Deferred revenue                                    603                     697
             Compensation and employee                           804                     489
             benefits
             Accrued royalties                                   340                     175
             Other                                               433                     180
                                                              ------                  ------
                                                              $2,180                  $1,541

Note 4. Stac Loan:

During the three-month period ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

Note 5. Equity Offering

During the three month period ended March 31, 1999 the Company issued 1,600,000 shares of common stock at a price of $33 per share an in an equity offering, which raised approximately $49.0 million, net of offering expenses. On April 19, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of the Company's common stock, which yielded an additional $9.3 million in proceeds to the Company.


           ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements which involve risks and uncertainties. Hi/fn's actual results and the timing of events could differ significantly from those anticipated in these forward looking statements as a result of the factors set forth under "Trends and Uncertainties" below. Certain risks are also described in Hi/fn's Form registration statement on Form S-3 (No. 333-72537) filed with the Securities and Exchange Commission in February 1999.

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

     Prior to December 16, 1998, the Company was a majority-owned subsidiary of Stac, Inc. ("Stac"). On December 16, 1998, Stac distributed all of the Company's outstanding shares held by Stac to Stac stockholders.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown.

                                               Three Months Ended                Nine Months Ended
                                         ------------------------------   ------------------------------
                                         June 30, 1999    June 30, 1998   June 30, 1999    June 30, 1998
Revenue                                          100 %           100 %           100 %           100 %
Cost of revenue                                  24              30              26              31
                                                 --              --              --              --
Gross margin                                     76              70              74              69
                                                 --              --              --              --

Operating expenses:
       Research and development                  17              28              19              25
       Sales and marketing                       14              19              15              15
       General and administrative                 6              13               9              11
                                                 --              --              --              --
           Total operating expenses              37              60              43              50
                                                 --              --              --              --

Operating income                                 39              10              31              19

Interest income/expense (Net)                     7              --               3               0
                                                 --              --              --              --

Income before income taxes                       46              10              34              19

Provision for income taxes                       18               5              14               8
                                                 --              --              --              --

Net income                                       28               5              21              11
                                                 ==              ==              ==              ==

     Revenue. Revenue increased 149.7% to $12.5 million for the quarter ended June 30, 1999 from $5.0 million for the quarter ended June 30, 1998. The increase in revenue was due primarily to higher sales of semiconductor units to storage and networking customers. Sales to the networking customers increased due to higher unit volumes to a major networking OEM. Sales to the Company's largest customer, Quantum Corporation ("Quantum") represented 47.2% of revenue for the third fiscal quarter of 1999 compared to 62.2% of revenue for the third fiscal quarter of 1998. Sales to Quantum increased in absolute dollars even though they decreased as a percent of total revenue. Revenue for the first nine months of fiscal 1999 were $27.3 million, an increase of 65.5% from the $16.5 million reported for the first nine months of fiscal 1998. The increase is primarily due to growth in unit sales to both networking and storage customers.

     Gross Margin. Cost of revenue consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 75.7% for the quarter ended June 30, 1999 from the 70.5% for the quarter ended June 30, 1998 primarily due to higher margins associated with networking products and lower unit costs negotiated with manufacturing partners. Gross margin for the nine months ended June 30, 1999 were 74.1% compared to 68.9% for the nine months ended

June 30, 1998. The increase is primarily due to the increased mix of higher gross margin networking customers during the current fiscal year.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $2.1 million and $1.4 million for the quarters ended June 30, 1999 and 1998, respectively and $5.1 million and $4.1 million for the nine month periods ended June 30, 1999 and 1998, respectively. The increase was due primarily to activities associated with the development of semiconductor products. The Company has made, and intends to continue to make, substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that product development programs invested in by the Company will be successful or that the products resulting from such programs will achieve market acceptance.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.7 million and $933,000 for the three month periods ended June 30, 1999 and 1998, respectively, and $4.2 million and $2.4 million for the nine month periods ended June 30, 1999 and 1998, respectively. The increases for the three and nine month periods ended June 30, 1999 are due primarily to additional personnel costs and overhead as the Company operated as an independent, stand alone entity following the spin-off from Stac.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $755,000 and $651,000 for the three month periods ended June 30, 1999 and 1998, respectively and $2.3 million and $1.7 million for the nine month periods ended June 30, 1999 and 1998, respectively. The increases for the three and nine month periods ended June 30, 1999 are due primarily to additional personnel costs, overhead and fees and expenses associated with operating as an independent stand-alone entity following the spin-off from Stac.

     Interest Income and Expense. Net interest income was $784,000 for the three month period ended June 30, 1999 and $4,000 for the three month period ended June 30, 1998. Net interest income was $822,000 and $14,000 for the nine months ended June 30, 1999 and 1998. The increase in interest income for the three month periods ended June 30, 1999 and 1998 was due to the higher availability of cash during the periods. During the three months ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

     Income Taxes. The effective income tax rate for nine month periods ended June 30, 1999 and 1998 was 40% and 41%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     From inception until the spin-off from Stac, in December 1998, the Company depended upon Stac for financing its operations and capital requirements. At June 30, 1999, cash and cash equivalents, and marketable securities were approximately $68.3 million compared to $10.0 million at September 30, 1998. During the three month period ended March 31, 1999 the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised $49.0 million, net of offering expenses. On April 19, 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the company's common stock, which yielded an additional $9.3 million to the Company.

     Net cash provided by operating activities was $6.6 million and $2.4 million for the nine month periods ended June 30, 1999 and 1998, respectively. Net cash provided by operating activities in each of these periods was primarily the result of net income before non-cash charges and increases in accounts payable, income taxes payable and accrued expenses and other liabilities, offset by increases in accounts receivable, inventories and prepaid expenses and other assets.

     Net cash provided by (used in) investing activities was $5.0 million and $(484,000) for the nine month periods ended June 30, 1999 and 1998, respectively. During the nine month period ended June 30, 1999, the company sold marketable securities totaling $6.0 million, offset by the purchase of $987,000 of property and equipment. Net cash used in investing activities for the nine month period ended June 30, 1998 was related to the purchase of property and equipment.

     Net cash provided by (used in) financing activities was $52.6 million and $(2.3) million for the nine month periods ended June 30, 1999 and 1998, respectively. The net cash provided by financing activities during the nine month period ended June 30, 1999 was due to the proceeds from issuance of common stock, proceeds from notes payable of $5.0 million and proceeds from a stockholder note of $100,000, offset by the settlement of the notes payable of $5.0 million and net transfer of funds to the former parent of $6.5 million. Net cash used in financing activities during the nine month period ended June 30, 1998 was primarily related to the transfer of funds to the former parent.

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

YEAR 2000 ISSUES

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications equipment and end products. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected by disruptions in the operation of the enterprises with which the Company interacts or Year 2000 disruptions that affect the Company's customers. As of December 31, 1998, the Company has completed its internal and vendor assessment. As of June 30, 1999, the Company has completed its assessment of the Company's customers' Year 2000 compliance. Questionnaires have been sent to and received from the Company's major customers to ascertain their Year 2000 compliance.

     The Company has focused on its internal systems. The Company has completed its evaluation of Year 2000 compliance with respect to all of its computer systems and applications. As a result of this evaluation, the Company has determined that all business critical systems are compliant or will be made compliant through available product upgrades. In particular, the only critical application affected was the Windows NT 4.0 Operating System. The Company has since implemented Service Pack 4, an upgrade to Windows NT 4.0 release by Microsoft, which makes the operating system Year 2000 compliant. The Company completed compliance testing by June 30, 1999. The Company has also finished evaluating and implementing Year 2000 compliant upgrades to the following non-business critical applications: MS DOS 6.22 (a laboratory PC operating system), ACP Voice Messaging (Carlsbad location voice mail software) and FRX Drill down software (an accounting productivity tool). The Company has not incurred, nor does it expect to incur, material costs for the acquisition and implementation of product upgrades to achieve Year 2000 compliance.

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

     The Company has completed the development of a comprehensive Year 2000 contingency plan. The contingency plan addresses both logistics and internal operations. Logistically, the Company has designed manual procedures to insure continuation of order processing, order fulfillment and order shipment. Internal contingency plans have been developed for both accounting and communication functions. Manual procedures have been developed for the accounts receivable, accounts payable and general ledger functions. Both primary facilities have alternation outside communication lines, cell phones and overnight parcel delivery service between sites to insure continued communications. As part of its Year 2000 effort, the Company also regularly examines information received from external sources for date integrity before integrating such information into the Company's internal systems. In addition, the Company has established a plan to increase inventories of certain products by December 1999 if the Company determines there is some risk of interruption of supply from a third party as a result of Year 2000 compliance issues. This would allow the Company to continue to supply products to its customers while the third party corrects its problems. The Company has also incorporated alternatives into the Year 2000 contingency plan it has developed to address the possibility that the software upgrades described above will not fully resolve Year 2000 compliance issues. If the Company determines that its business is at material risk of disruption due to currently unforeseen Year 2000 issues or anticipates that its Year 2000 compliance will not be achieved in a timely fashion, the Company will work to enhance the Year 2000 contingency plan it has developed.

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

Foreign Currency Exchange Rate Risk - All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

NEW ACCOUNTING PRONOUNCEMENTS

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

Part II. OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

    27    Financial Data Schedule

    (b)   Reports on Form 8-K

    None.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  hi/fn, inc. (Registrant)

Date: August 10, 1999             By:  /s/   William R. Walker
                                      ---------------------------------------
                                  William R. Walker Vice President, Finance,
                                  Chief Financial Officer and Secretary
                                  (principal financial and accounting officer)

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER             DESCRIPTION
    ------             ------------
     27          Financial Data Schedule
