Form 10-K
period 1999-09-30
HI/FN INC
filed 1999-12-30
CIK 1065246

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24765

                                   HI/FN, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  33-0732700
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

750 UNIVERSITY AVENUE, LOS GATOS, CALIFORNIA                   95032
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (408) 399-3500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 10, 1999: $336,590,733 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock as of December 10, 1999, was 8,751,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders to be held February 25, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. hi/fn, inc. ("Hi/fn") undertakes no obligation to publicly release any revisions to "forward looking statements" to reflect events or circumstances after the date of this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.

PART I

ITEM 1. BUSINESS

OVERVIEW

        hi/fn, inc, (the "Company" or "Hi/fn") designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. Hi/fn's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hi/fn's products are used in networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

        Hi/fn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hi/fn's encryption/compression and public key processors provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hi/fn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

INDUSTRY BACKGROUND

        The dramatic growth in business use of Internet technology has resulted in the ability to make information available to anyone, from anywhere and at any time. An increasingly mobile workforce, increased telecommuting and the need to connect branch offices, customers, suppliers and other trading partners to the corporate network, have stressed the capabilities of existing network and storage infrastructures. To deliver on the economic promise of Internet technology as a business tool, Hi/fn believes that corporations require two critical capabilities: secure, high-bandwidth network connectivity among geographically dispersed constituents and efficient storage of business information.

THE NEED FOR ENHANCED BANDWIDTH AND SECURITY IN CORPORATE NETWORKS

        Data traffic over local and wide area networks ("LANs" and "WANs") is growing at an unprecedented pace, forcing corporate network managers to upgrade their network architectures to meet these demands. Traditional network architectures deployed by businesses to meet these needs include leased-line connections to branch/remote offices and dial-up Integrated Services Digital Network (e.g., analog modem and ISDN) connections to support mobile workers and telecommuters.

THE HI/FN SOLUTION

        Hi/fn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. Hi/fn's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hi/fn believes that its patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and gives its products a strong competitive advantage. By offering a wide range of price-performance implementations of its patented, standards-compliant technology, Hi/fn is able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their product to market faster.

        Hi/fn's patented Lempel-Ziv-Stac compression technology ("LZS") is incorporated into several networking protocol standards, including PPP and the frame relay protocol, allowing network equipment vendors to rapidly integrate proven solutions for mitigating the costs associated with traditional private leased-line network architectures. The Microsoft Point-to-Point ("MPPC") implementation of Hi/fn's patents, developed by Microsoft, is incorporated into the PPP and PPTP implementations of the Windows 95, 98 and NT operating systems. Hi/fn offers high-performance compression processors that implement LZS and MPPC. Hi/fn also licenses software implementations of LZS and MPPC to industry-leading network equipment vendors for use in their networking products.

        In support of emerging VPN architectures, Hi/fn has produced one of the industry's first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the IPSec protocol. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls. Hi/fn also licenses a complete, portable software implementation of the IPSec protocol, allowing network vendors to get to market more quickly with their VPN implementations at a fraction of the cost of internal software development efforts.

        Hi/fn's line of compression processors targeted at back-up storage applications provides storage equipment vendors high-performance implementations of Hi/fn's patented compression technology, doubling the capacity and performance of mid- to high-end tape drive systems. Hi/fn's LZS implementation of Hi/fn's patents is used in the DLT 4000, DLT 7000 and DLT 8000 tape drive products from Quantum. The Adaptive Lossless Data Compression ("ALDC") implementation of Hi/fn's patents, developed by IBM, is used in a variety of tape storage products, including the Travan style of quarter-inch cartridge tape drives.

CUSTOMERS AND PRODUCTS

        A number of leading manufacturers of network and storage equipment have designed products that incorporate Hi/fn's products. To date, Hi/fn has secured several design wins with networking and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of Hi/fn's packet processors or an evaluation board and initiated a product design that incorporates Hi/fn's packet processors. During the design-in process, Hi/fn works with each customer, providing training on Hi/fn's products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting its products into volume production. There can be no assurance that any of the design wins secured by Hi/fn will result in demand for Hi/fn's products. See "Trends and Uncertainties -- Our Business Depends Upon The Development Of The Packet Processor Market" and "-- We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change."

        At September 30, 1999, Hi/fn had a backlog of semiconductor orders representing $18.9 million of products deliverable to customers over the next 6 months. Because Hi/fn quotes product lead times to customers of approximately three months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

        Hi/fn's products -- compression processors, encryption/compression processors, public key processors and software -- provide a broad range of price/performance alternatives for the implementation of secure, high-performance networks and efficient, high-performance tape storage devices. Hi/fn also offers evaluation boards to assist customers in the evaluation of Hi/fn's products.

        Network Bandwidth Enhancement Products. Hi/fn's 9710, 9711 and 9751 high-performance compression processors provide essential bandwidth-enhancement for network equipment such as routers, remote access concentrators, broadband access equipment and switches. These products provide flexible bus interfaces and a variety of memory configuration options to allow customers to tailor their uses to meet a variety of network system requirements. Hi/fn licenses a line of software compression libraries that provide similar functionality to its line of compression processor products for low-performance applications such as modems and ISDN links. The software products are offered in source and object code toolkits.

        Network Security Products. The Hi/fn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman public key cryptosystem ("RSA"), as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm ("DSA")). Hi/fn's 7711, 7751 and 7811 high-performance encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. The 7711, 7751 and 7811 provide a flexible bus interface and a variety of memory configuration options to allow adaptation to meet a variety of network system requirements. The 7711, 7751 and 7811 are pin-compatible with the 9711 and 9751 compression processors, respectively, providing customers with an easy upgrade path from compression to encryption/compression. Hi/fn also licenses a portable, source code implementation of the IPSec protocol.

        Storage Enhancement Products. Hi/fn's 9610 and 9732 high-performance compression processors provide a typical doubling of capacity and performance for mid- to high-end tape drive products.

        Evaluation Boards. To facilitate the adoption of its semiconductor devices, Hi/fn designs system-level boards that resemble actual end-products or subsystems. Hi/fn's evaluation boards include basic hardware and software that enable customers to expedite their designs by using the evaluation boards as a reference or by incorporating portions of them into their own designs. These boards are used as evaluation and development vehicles for each semiconductor device designed by Hi/fn.

TECHNOLOGY

        Hi/fn's multi-protocol packet processors are high-performance compression, encryption/compression and public key processors that have been designed to meet the needs of networking and storage equipment vendors. Hi/fn believes that its patented compression technology, employed in its compression and encryption/compression processors, gives it a strong competitive advantage. In addition to core technologies that Hi/fn has developed, Hi/fn has enhanced the features and functionality of its products through the licensing of certain technologies from third parties.

        Compression Algorithms and Architectures. Hi/fn is the holder of key patents that cover a wide variety of lossless compression algorithms and their implementations. Specific implementations of Hi/fn's compression patents include the following compression algorithms: LZS, developed by Stac; MPPC, developed by Microsoft; and ALDC, developed by IBM. Hi/fn has continued to improve the performance, functionality and architectures of these compression techniques. For example, semiconductor implementations of the LZS algorithm have improved in performance by a factor of 40 in under four years. Through the use of various architectural implementations of its compression algorithms, Hi/fn is able to provide compression solutions over a broad price-performance spectrum.

        Encryption, Data Authentication and Public Key Algorithms. Hi/fn develops high-performance implementations of industry standard encryption algorithms (e.g., DES, Triple-DES and RC4) and data authentication algorithms (e.g., MD5 and SHA1). Coupled with its patent position in compression, Hi/fn is positioned to combine compression with encryption and data authentication as specified in the most widely used network security protocols, such as IPSec and PPTP. In addition, Hi/fn also implements public key cryptography algorithms which are used in a wide variety of network security protocols. Public key cryptography algorithms implemented by Hi/fn include the RSA and Diffie-Hellman algorithms as well as the RSA and DSA digital signature algorithms. Hi/fn has licensed the rights to implement three algorithms of RSA Data Security, Inc. in Hi/fn's semiconductor products, including the RSA public key cryptosystem and the Rivest Cipher 4 ("RC4") and Rivest Cipher 5 ("RC5") symmetric key encryption algorithms.

        Integrated, High-Performance Packet Processing. Hi/fn is continuing to develop additional packet processing functionality, including the implementation of public key encryption algorithms and increased integration of computation-intensive security protocol processing functions. Performance improvements of Hi/fn's packet processing functions are expected to support gigabit speeds in the future.

INTELLECTUAL PROPERTY

        Hi/fn's future success and ability to compete are dependent, in part, upon its proprietary technology. Hi/fn relies in part on patent, trade secret, trademark, maskwork and copyright law to protect its intellectual property. Hi/fn owns 12 United States patents and four foreign patents. Hi/fn also has two pending patent applications in Japan. The issued patents and patent applications primarily cover various aspects of Hi/fn's compression technology and have expiration dates ranging from 2006 to 2013. There can be no assurance that any patents will issue under Hi/fn's current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. There can be no assurance that any patents issued to Hi/fn will be adequate to safeguard and maintain Hi/fn's proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying Hi/fn's technology, designing around the patents owned by Hi/fn or otherwise obtaining and using Hi/fn's products, designs or other information. In addition, there can be no assurance that others will not develop technologies that are similar or superior to Hi/fn's technology.

        As is typical in the semiconductor industry, Hi/fn may in the future receive, communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of Hi/fn's products and technologies. Although Hi/fn is not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, Hi/fn's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to Hi/fn and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of Hi/fn or to defend Hi/fn against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on Hi/fn's business and operating results. There can be no assurance that the steps taken by Hi/fn to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

In addition, Hi/fn claims copyright protection for certain proprietary software and documentation. Hi/fn attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although Hi/fn intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which Hi/fn's products are or may be manufactured or sold may not protect Hi/fn's products and intellectual property.

EXPORT RESTRICTIONS ON ENCRYPTION ALGORITHMS

        A key element of Hi/fn's packet processor architecture is the encryption algorithms embedded in its semiconductor and software products. These products are subject to export control restrictions administered by the U.S. Department of Commerce, which permit Hi/fn's network equipment customers to export products incorporating encryption technology only with the appropriate export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of countries deemed hostile by the U.S. government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce commodity jurisdiction. As a result of this regulatory regime, foreign competitors facing less stringent controls on their products may be able to compete more effectively than Hi/fn's network equipment customers in the global market. There can be no assurance that the U.S. government will approve any pending or future export license requests. Further, there can be no assurance that the list of products and countries for which export approval is required, or the regulatory policies with respect thereto, will not be revised from time to time, or that laws limiting the domestic use of encryption will not be enacted. The sale of Hi/fn's packet processors could be harmed by the failure of Hi/fn's network equipment customers to obtain the required licenses or by the costs of compliance. See "Sales, Marketing & Technical Support."

COMPETITION

        The networking and storage equipment markets into which Hi/fn sells its products are intensely competitive and are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, unit price erosion and the continued emergence of new industry standards. The semiconductor industry is also intensely competitive and is characterized by rapid technological change, product obsolescence and unit price erosion. Hi/fn expects competition to increase in the future from existing competitors and from companies that may enter Hi/fn's existing or future markets, including certain customers, with similar or substitute solutions that may be less costly or provide better performance or features than Hi/fn's products. To be successful in the future, Hi/fn must continue to respond promptly and effectively to changing customer performance, feature and pricing requirements, technological change and competitors' innovations. There can be no assurance that Hi/fn will be able to compete successfully against current and future competitors or that competitive pressures faced by Hi/fn will not materially adversely affect Hi/fn's business, financial condition and results of operations.

        Hi/fn's products compete with products from companies such as Analog Devices, Inc., Information Resource Engineering Inc., IBM, Rainbow Technologies, Inc., and VLSI Technology, Inc. In 1994, Stac entered into two license agreements with IBM where Stac granted IBM the right to use, but not sublicense, Hi/fn's patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, Hi/fn's compression technology in their software products. Stac's license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of Hi/fn's patents. Hi/fn also competes against software solutions that use general purpose microprocessors to run encryption algorithms and Hi/fn's software compression libraries. Moreover, Hi/fn's encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit Hi/fn's network equipment customers to export products incorporating encryption technology only with the appropriate export license. As a result of these restrictions, sales by foreign competitors facing less stringent controls on their encryption products could harm the sale of Hi/fn's encryption/compression and public key processors to network equipment customers in the global market. In addition, Hi/fn expects significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. Hi/fn may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of Hi/fn's existing and potential customers internally develop ASICs, general purpose microprocessors and other devices which attempt to perform all or a portion of the functions performed by Hi/fn's products.

        Many of Hi/fn's current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than Hi/fn. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than Hi/fn. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, National Semiconductor Corporation and Texas Instruments Incorporated have proprietary semiconductor manufacturing ability, preferred vendor status with many of Hi/fn's customers, extensive marketing power and name recognition, greater financial resources than Hi/fn and other significant advantages over Hi/fn. In addition, current and potential competitors may determine, for strategic reasons to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that Hi/fn will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect Hi/fn's business, financial condition and results of operations.

        Hi/fn believes that important competitive factors in its markets are price-performance characteristics, rapid technological change, the continued emergence of new industry standards, length of development cycle, design wins with major network and storage equipment vendors, support for new network and storage standards, features and functionality, adaptability of products to specific applications, reliability, technical service and support and protection of products by effective utilization of intellectual property laws. The failure of Hi/fn to successfully develop products that compete successfully with those of other suppliers in the market would harm Hi/fn's business, financial condition and results of operations. In addition, Hi/fn must compete for the services of qualified distributors and sales representatives. To the extent that Hi/fn's competitors offer such distributors or sales representatives more favorable terms on a higher volume of business, such distributors or sales representatives may decline to carry, or discontinue carrying, Hi/fn's products. Hi/fn's business, financial condition and results of operations could be harmed by any failure to maintain and expand its distribution network. See "Trends and Uncertainties -- Our Markets Are Highly Competitive."

RESEARCH AND DEVELOPMENT

        Hi/fn's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Hi/fn has made and plans to continue to make substantial investments in research and development. Extensive product development input is obtained from customers and through Hi/fn's participation in industry organizations and standards setting bodies such as the IETF ("Internet Engineering Task Force").

        As of September 30, 1999, Hi/fn's research and development staff consisted of 55 employees. Hi/fn's research and development expenditures were $8.1 million in the fiscal year ended September 30, 1999, $5.4 million in the fiscal year ended September 30, 1998 and $3.0 million in the fiscal year ended September 30, 1997, representing 19%, 25% and 21% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. Hi/fn performs its research and product development activities at its facilities in Los Gatos, California and Carlsbad, California. Hi/fn is seeking to hire additional skilled development engineers.

        In April 1998, Hi/fn acquired a software implementation of the IPSec protocol from CyLAN Technologies, Inc. As part of the acquisition, Hi/fn gained expertise in the development of software implementations of a wide range of networking protocol functions, including IPSec and TCP/IP.

        Hi/fn's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. In evaluating new product decisions, Hi/fn must anticipate well in advance the future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. No assurance can be given that Hi/fn's design and introduction schedules for any additions and enhancements to its existing and future products will be able to be sold at prices that are favorable to Hi/fn.

        Hi/fn must also continue to make significant investments in research and development in order to continue enhancing the performance and functionality of its products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for Hi/fn to remain competitive are inherently complex and require long development cycles. Such innovations must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network and storage equipment vendors to favor them over alternative technologies. Moreover, Hi/fn must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained.

        There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that Hi/fn will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse affect on Hi/fn's business, financial condition and results of operations. See "Trends and Uncertainties -- We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change."

SALES, MARKETING & TECHNICAL SUPPORT

        Hi/fn markets its products through a direct sales and marketing organization, headquartered in Los Gatos, California, with a sales office in Massachusetts, Colorado and North Carolina, and through independent contract sales representatives in the United States, Europe, Japan and other areas. Hi/fn has also recently hired account managers to focus on individual customer relationships. Hi/fn does not have any foreign operations and sales of its products to foreign companies, other than product shipments to contract manufacturers of domestic customers, have not been material. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for Hi/fn's products. Hi/fn's relationships with some of its sales representatives have been established within the last year, and Hi/fn is unable to predict the extent to which some of these representatives will be successful in marketing and selling Hi/fn's products.

        Sales to U.S. customers account for the substantial majority of Hi/fn's revenues. Due to the export controls imposed on encryption products by the U.S. government, Hi/fn's shipments to international customers are limited to compression processors and comprehension software. Hi/fn is actively working with its network equipment customers and the National Security Agency to comply with U.S. export controls to facilitate the export of Hi/fn's customer's products which incorporate Hi/fn's encryption products. There can be no assurance that Hi/fn will be successful in these efforts and that competitors outside of the U.S. will not develop encryption products to meet the needs of Hi/fn's customers, thereby reducing the opportunity for Hi/fn to sell its products. See "Trends and Uncertainties -- Our Products Are Subject To Export Restrictions."

        Hi/fn has a number of marketing programs designed to inform network and storage equipment vendors about the capabilities and benefits of Hi/fn's products. Hi/fn's marketing efforts include participation in industry trade shows, technical conferences, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of Hi/fn's website, advertising and direct mail distribution of Hi/fn literature.

        Technical support to customers is provided through field and factory applications engineers and, if necessary, product designers. Local field support is provided in person or by telephone. Hi/fn believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the market and is critical to shortening the time required to design in Hi/fn's products. Hi/fn works with its customers to monitor the performance of its product designs and to provide support at each stage of customer product development.

MANUFACTURING

        Currently, Hi/fn subcontracts all of its semiconductor manufacturing on a turnkey basis, with Hi/fn's suppliers delivering fully assembled and tested products based on Hi/fn's proprietary designs. The use of the fabless model allows Hi/fn to focus substantially all of its resources on determining customer requirements and on the design, development and support of its products. This model allows Hi/fn to have significantly reduced capital requirements.

        Hi/fn subcontracts its semiconductor manufacturing to Atmel Corporation, Motorola and Toshiba Corporation. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by Hi/fn. None of Hi/fn's products is currently manufactured by more than one supplier. However, Hi/fn expects that in the event one of Hi/fn's suppliers notifies Hi/fn that it intends to cease manufacturing a product, Hi/fn will have an adequate opportunity to order sufficient quantities of the effected products so that shipments to customers will not be adversely affected while Hi/fn qualifies a new manufacturer.

        At any given time, Hi/fn uses mainstream processes for the manufacture of its products, avoiding dependence on the latest process technology available. This approach reduces Hi/fn's technical risks and avoids the risks related to production capacity constraints typically associated with leading edge semiconductor processes. This approach allows Hi/fn to focus on providing differentiated functionality, the primary value-add in Hi/fn's products. Hi/fn's current main products are manufactured using a .5 micron CMOS process. Products under development are being designed for .35 and .25 micron CMOS processes. Hi/fn believes that transitioning its products to increasingly smaller semiconductor dimensions will be important for Hi/fn to remain competitive. No assurance can be given that future process migration will be achieved without difficulty.

        Hi/fn intends to continue for the foreseeable future to rely on its subcontract manufacturers for substantially all of its manufacturing, assembly and test requirements. All of Hi/fn's subcontract manufacturers produce products for other companies. Hi/fn does not have long-term manufacturing agreements with any of its subcontract manufacturers. Hi/fn's subcontract manufacturers are not obligated to supply products to Hi/fn for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of its subcontract manufacturers.

        Hi/fn must place orders approximately 12 to 14 weeks in advance of expected delivery. As a result, Hi/fn has only a limited ability to react to fluctuations in demand for its products, which could cause Hi/fn to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in Hi/fn's subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. The inability of Hi/fn to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce Hi/fn's product revenue or increase Hi/fn's cost of revenue and could harm Hi/fn's business, financial condition and results of operations. See "Trends and Uncertainties -- We Depend Upon Independent Manufacturers And Limited Sources Of Supply."

EMPLOYEES

        As of September 30, 1999 Hi/fn employed a total of 96 full-time employees. Of the total number of employees, 55 were employed in research and development, 24 in sales and marketing, seven in operations and ten in finance and administration. Hi/fn's employees are not represented by any collective bargaining agreement and Hi/fn has never experienced a work stoppage. Hi/fn believes its employee relations are good.

        Hi/fn's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing, sales and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. See "Trends and Uncertainties -- We Depend Upon Key Personnel."

ITEM 2. PROPERTIES

        Hi/fn's corporate and technical headquarters are located in Los Gatos, California. Hi/fn leases approximately 27,000 square feet of space in Los Gatos, California under a seven-year lease which expires in August 2005. Hi/fn also leases two other facilities, a satellite design center in Carlsbad, California and a small field sales office in Westborough, Massachusetts. These facilities occupy an aggregate of approximately 7,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

        For information regarding legal proceedings, refer to Note 10 of the Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report

ITEM 5. TRENDS AND UNCERTAINTIES

        In future periods, Hi/fn's business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY.

        On August 14, 1996, we were incorporated by STAC, Inc. ("STAC") which transferred its semiconductor business to us in exchange for shares of our Preferred Stock and Common Stock. Because we are a relatively new company with a limited operating history, we may experience financial and other difficulties as we attempt to grow our business. For example, to expand our business we are increasing our research and development and other operating expenses. This increase in expenses will negatively affect our financial performance unless we are able to sustain and grow revenues. If we are not able to evolve and expand our business, we may not remain profitable and therefore may not be able to sustain a viable business.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors including the following:

        - General business conditions in our markets as well as global economic uncertainty;

        - Reductions in demand for our customers' products;

        - The timing and amount of orders we receive from our customers;

        - Cancellations or delays of customer product orders;

        - Any new product introductions by us or our competitors;

        - Our suppliers increasing costs or changing the delivery of products to us;

        - Increased competition or reductions in the prices that we are able to charge;

        - The variety of the products that we sell as well as seasonal demand for our products; and

        - The availability of manufacturing capacity necessary to make our products.

        On October 7, 1999 we announced that two of our major customers had told us that they will reduce demand for Hi/fn products from previously ordered amounts. As a result, we expect revenues for the first quarter to be in the $10 million range as compared to the $15 million revenues reported in the September 1999 quarter. We believe the reductions are primarily due to inventory adjustments.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

        Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 45%, 61% and 70%, respectively, of our revenues in fiscal 1999, 1998 and 1997. During 1999, Lucent, through its manufacturing subcontractors, accounted for approximately 38% of our revenues for fiscal 1999. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND OUR PENETRATION OF THE VIRTUAL PRIVATE NETWORK MARKET.

        We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. This market, which is still emerging, may not grow and if it does continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network market will depend upon, among other things, the following:

        - Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users; and

        - The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

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

WE FACE RISKS ASSOCIATED WITH EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL CHANGE.

        The markets in which we compete are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Our performance depends on a number of factors, including our ability to do the following:

        - Properly identify emerging target markets and related technological trends;

        - Develop and maintain competitive products;

        - Enhance our products by adding innovative features that differentiate our products from those of competitors;

        - Bring products to market on a timely basis at competitive prices; and

        - Respond effectively to new technological changes or new product announcements by others.

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

        We believe that the important competitive factors in our markets are the following:

        - Performance;

        - Price;

        - The time that is required to develop a new product or enhancements to existing products;

        - The ability to achieve product acceptance with major network and storage equipment vendors;

        - The support that exists for new network and storage standards;

        - Features and functionality;

        - Adaptability of products to specific applications;

        - Reliability; and

        - Technical service and support as well as effective intellectual property protection.

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

OUR OPERATING RESULTS HAVE BEEN SUBSTANTIALLY DEPENDENT ON ONE PRODUCT FAMILY.

        Historically, substantially all of our revenue has come from sales of our compression processor products which accounted for 54%, 79%, and 88%, respectively, of revenue in the fiscal years ended September 30, 1999, 1998 and 1997. A significant decline in revenue from our compression processor products, which is not adequately replaced by increased sales of our encryption/compression and public key processors, would harm our business, financial condition and results of operations.

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

        We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to other products while reducing deliveries to us on short notice. For example, in June 1995, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer. This caused a 3 month delay in shipments to customers. We also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

        - Adapting our product design, if necessary, to the new manufacturer's process

        - Creating a new mask set to manufacture the product

        - Having the new manufacturer prepare sample products so we can verify the product specification; and

        - Providing sample products to customers for qualification.

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

NETWORK AND STORAGE EQUIPMENT PRICES TYPICALLY DECREASE.

        Average selling prices in the networking, storage and semiconductor industries have rapidly declined due to many factors, including:

        - Rapidly changing technologies;

        - Price-performance enhancements; and

        - Product obsolescence.

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS ACTIVITIES.

        We sell most of our products to customers in the United States. If our international sales increase, we may encounter risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

        - The imposition of governmental controls;

        - Export license requirements;

        - Restrictions on the export of technology;

        - Currency exchange fluctuations;

        - Political instability;

        - Financial and stock market dislocations;

        - Trade restrictions; and

        - Changes in tariffs.

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

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

        We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. We are not currently negotiating any acquisitions, but we may make acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

        - Difficulties in assimilating acquired operations, technologies and products;

        - Diversion of management's attention from other business concerns;

        - Risks of entering markets in which we have little or no prior experience; and

        - Loss of key employees of acquired organizations.

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

OUR STOCK PRICE MAY BE VOLATILE.

        The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations can result from:

        - Quarterly variations in operating results;

        - Announcements of new products by us or our competitors;

        - The gain or loss of significant customers;

        - Changes in analysts' estimates;

        - Short-selling of our Common Stock; and

        - Events affecting other companies that investors deem to be comparable to us.

WE ARE CURRENTLY ENGAGED IN SEVERAL SECURITIES CLASS-ACTION LAWSUITS.

        The Company and certain of its officers and directors have been named as defendants in several substantially similar securities class action lawsuits filed in October 1999 in the United States District Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. The Company expects the Court to appoint a lead plaintiff and consolidate the complaints in the near future.

        The Company believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial position or results of operations.

PART II

ITEM 6. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

        The Common Stock has been quoted on the Nasdaq National Market under the symbol "HIFN" since December 16, 1998, the date upon which Stac, Hi/fn's former parent company, consummated the dividend distribution of the Common Stock to Stac stockholders. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported closing bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

                                                 HIGH              LOW
                                               ---------         --------
FISCAL YEAR ENDED SEPTEMBER 30, 1999:
First Quarter.............................     $ 24              $17 1/2
Second Quarter ...........................       39 7/8           22 1/2
Third Quarter ............................       76 1/8           37
Fourth Quarter ...........................      145 3/16          65 3/8

        On December 10, 1999, the reported last sale price of Common Stock on the Nasdaq National Market was $47 per share. As of December 10, 1999, there were approximately 323 holders of record of our Common Stock.

DIVIDEND POLICY

        Hi/fn has never declared or paid any dividends on its capital stock. Hi/fn intends to retain any future earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        During the period from October 1, 1998 through September 30, 1999, the Registrant granted options to purchase an aggregate of 1,158,875 shares of Common Stock to an aggregate of 99 directors and employees pursuant to the Registrant's 1996 Equity Incentive Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by Section 4(2) of the Securities Act. During the period from October 1, 1998 through September 30, 1999, options to purchase an aggregate of 304,230 shares of Common Stock were exercised by an aggregate of 48 directors and employees pursuant to the Registrant's 1996 Equity Incentive Plan in reliance on Rule 701 promulgated under the Securities Act or an exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 7. SELECTED FINANCIAL DATA

        The selected financial data of Hi/fn as of and for each of the three years ended September 30, 1999, have been derived from Hi/fn's audited financial statements as included herein. The selected financial data of Hi/fn as of and for the year ended September 30, 1996, have been derived from audited financial statements not included herein. Hi/fn operated as a division of its parent company Stac, until September 30, 1996 and as a subsidiary of Stac until December 16, 1998. The financial information may not reflect Hi/fn's future performance or the future financial position or results of operations of Hi/fn, nor does it provide or reflect data as if Hi/fn had actually operated as a separate, stand-alone entity during all of the periods covered. The following selected financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

                                                            YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------
                                            1999         1998         1997         1996          1995
                                          -------       -------      -------      -------       ------
                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenues .......................      $42,351       $21,533      $14,226      $12,894       $7,342
Cost of revenues ...................       10,498         6,525        4,762        5,095        2,841
                                          -------       -------      -------      -------       ------
Gross profit .......................       31,853        15,008        9,464        7,799        4,501
Operating expenses:
   Research and development ........        8,135         5,403        2,985        1,641          551
   Sales and marketing .............        5,963         3,370        2,224        1,677        1,097
   General and administrative ......        2,993         2,407        1,203          889          492
                                          -------       -------      -------      -------       ------
Income from operations .............       14,762         3,828        3,052        3,592        2,361
Interest income (expense), net .....        1,720            17           16           --           --
Other income (expense), net ........          (14)           --           --           --           --
Provision for income taxes .........        6,587         1,627        1,235        1,441          947
                                          -------       -------      -------      -------       ------
Net income .........................      $ 9,881       $ 2,218      $ 1,833      $ 2,151       $1,414
                                          =======       =======      =======      =======       ======
Net income per share, basic ........      $  1.22       $. 0.35      $  0.30      $  0.36       $ 0.24
Net income per share, diluted ......      $  1.06       $. 0.33      $  0.30      $  0.36       $ 0.24
Weighted average shares
   outstanding, basic ..............        8,115         6,308        6,100        6,000        6,000
Weighted average shares
   outstanding, diluted ............        9,295         6,800        6,174        6,000        6,000

                                                            YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------
                                            1999         1998         1997         1996          1995
                                          -------       -------      -------      -------       ------
                                                                 (in thousands)
BALANCE SHEET DATA(1):
Cash and cash equivalents ..........      $70,086       $ 4,084      $   480       $   --       $   --
Total assets .......................       83,530        16,611        5,898        2,611        2,254
Working capital (deficit) ..........       73,153         4,723        3,520         (383)        (223)
Total debt .........................           --            --           --           --           --
Total stockholders' equity .........       76,049         6,952        4,622           --           --

(1) The balance sheets prior to September 30, 1997 reflect Hi/fn's structure as a division of Stac prior to its formation as a subsidiary of Stac. Periods subsequent to September 30, 1996 reflect the net assets contributed by Stac in establishing the Hi/fn subsidiary. The transfer was recorded at the historical net book value of the transferred assets and liabilities. In exchange for the net assets contributed to Hi/fn, Stac received 6,000,000 shares of Series A Preferred Stock and 100 shares of Common Stock of Hi/fn. The 6,000,000 shares of Series A Preferred Stock were converted into 6,000,000 shares of Common Stock of Hi/fn prior to the spin-off of Hi/fn from Stac on December 16, 1998. For all periods prior to fiscal 1997, net income generated by Hi/fn has been treated as if it were transferred to Stac in the form of dividends. No such transfers were made for fiscal 1997 and the periods presented thereafter. See Note 1 to the Financial Statements.

        On March 31, 1999 the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses, On April 19, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of the Company's common stock, which yielded an additional $9.3 million in proceeds to the Company.

ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled "Trends and Uncertainties" and appearing elsewhere in this report.

OVERVIEW

        Hi/fn designs, develops and markets high-performance multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. Hi/fn's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hi/fn's products are used in networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

        Hi/fn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hi/fn's encryption/compression and public key processor products provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hi/fn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

        Revenues from one customer and its manufacturing subcontractor represented 45%, 61% and 70% of the Company's net revenues for the years ended September 30, 1999, 1998 and 1997, respectively. Revenues from another customer and its manufacturing subcontractors represented 38% of the Company's net revenues for the year ended September 30, 1999.

        The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products, or reduce manufacturing cost to offset decreases in the prices of its existing products, then the Company's operating results will be adversely affected. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand. Customer demand remains highly unpredictable and variances to the forecast can fluctuate substantially. In addition, because of high fixed costs on the semiconductor industry, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, the Company has experienced and may in the future experience material adverse fluctuations in its operating results on a quarterly or annual basis, which have in the past and would in the future materially affect the Company's business, financial condition and results of operations.

        Prior to December 16, 1998, Hi/fn was a majority-owned subsidiary of Stac, Inc. ("Stac"). On December 16, 1998, Stac distributed all of Hi/fn's outstanding shares held by Stac to Stac stockholders.

RESULTS OF OPERATIONS

        The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated.

                                       YEAR ENDED SEPTEMBER 30,
                                      --------------------------
                                      1999       1998       1997
                                      ----       ----       ----
Revenues..........................    100%       100%       100%
Cost of revenues..................     25         30         33
                                      ---        ---        ---
Gross profit......................     75         70         67
                                      ---        ---        ---
Operating expenses:
  Research and development........     19         25         21

  Sales and marketing.............     14         16         16
  General and administrative......      7         11          8
                                      ---        ---        ---
Total operating expenses..........     40         52         45
                                      ---        ---        ---
Income from operations............     35         18         22
Interest and other income
  (expense), net..................      4         --         --
                                      ---        ---        ---
Income before income taxes........     39         18         22
Provision for income taxes........     16          8          9
                                      ---        ---        ---
Net income........................     23%        10%        13%
                                      ===        ===        ===

YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

        Revenue. Revenue from sales of semiconductors and licenses of software libraries increased 97% in fiscal 1999 to $42.4 million compared to $21.5 million in fiscal 1998. In fiscal 1998, revenue increased 51% to 21.5 million compared to fiscal 1999 revenue. The increase in revenue in fiscal 1999 compared to the prior year was primarily due to increased sales of Hi/fn's data compression and encryption processors to network equipment manufacturers. The increase in revenue in fiscal 1998 compared to the prior year was due primarily to increased sales of Hi/fn's data compression processors to original equipment manufacturer ("OEM") providers of storage devices and manufacturers of networking equipment. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor comprised 45%, 61% and 70% of revenue in each of fiscal 1999, fiscal 1998 and fiscal 1997 respectively. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 38% of revenue in fiscal 1999.

        Gross Margin. Gross margin was 75% in fiscal 1999, 70% in fiscal 1998 and 67% in fiscal 1997. The increase in gross margin in fiscal 1999 from that of fiscal 1998 was due primarily to the higher percentage of products that combine compression and encryption. The combined compression and encryption products tend to command higher gross margins than the products which only offer the compression function. The increase in gross margin in fiscal 1998 from that of fiscal 1997 was due primarily to cost efficiencies achieved through design modifications made to compression processors.

        Research and Development. Research and development expenses were $8.1 million or 19% of revenues in fiscal 1999, $5.4 million or 25% of revenues in fiscal 1998 and $3.0 million or 21% or revenues in fiscal 1997. Research and development expenses increased 51% in fiscal 1999 and 81% in fiscal 1998 from fiscal 1997. The increase in research and development costs in each successive period was due to the addition of personnel and retention of outside contractors used to develop new products which combine data compression and data encryption for the network security markets and to develop additional products for the storage market. Hi/fn expects its investments in research and development to increase in coming periods on an absolute basis as it continues to develop products targeted at meeting market needs. However, there can be no assurance that product development programs invested in by Hi/fn will be successful or timely, or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing. Sales and marketing expenses were $6.0 million or 14% of revenues in 1999, $3.4 million or 16% of revenues in fiscal 1998 and $2.2 million or 16% of revenues in fiscal 1997. The increases in sales and marketing expenses in fiscal 1999 over those of fiscal 1998 and in fiscal 1998 expense over those of fiscal 1997 resulted from the addition of sales and marketing personnel and program costs intended to increase customer awareness of Hi/fn's products.

        General and Administrative. General and administrative expenses were approximately $3.0 million or 7% of revenues in fiscal 1999, $2.4 million or 11% of revenues in fiscal 1998 and $1.2 million or 8% of revenues in fiscal 1997. General and administrative expenses increased in fiscal 1999 over those of fiscal 1998 and in fiscal 1998 over those of fiscal 1997 primarily due to the addition of executive management personnel and increased legal and accounting costs. Legal and accounting costs for the fiscal years ended 1999, 1998 and 1997 were $810,000, $703,000 and $130,000, respectively.

        Interest and Other Income (expense), net . Interest and Other Income (expense), net for fiscal 1999 were $1.7 million or 4% of revenues. The increase was a primarily a result of interest income earned on the net proceeds of $58.5 million raised in an equity offering of 1,900,000 shares of common stock in March and April 1999.

        Income Taxes. The Company recorded an income tax provision of $6.6 million in fiscal 1999 at an effective rate of 40% compared to $1.6 million in fiscal 1998 at an effective rate of 42% and compared to $1.2 million in fiscal 1997 at an effective rate of 40%. The increase in the effective tax rate for fiscal 1998 was due to the non deductibility of certain spin-off related costs incurred during fiscal 1998. For the period up to December 16, 1998 and for fiscal 1998 and 1997, deferred income taxes and related tax expense have been allocated to Hi/fn by applying the asset and liability approach as if Hi/fn were a separate taxpayer. Under this approach, a deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax basis of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset. Income taxes currently payable are deemed to have been remitted by Stac on behalf of Hi/fn in the period that the liability arose. Income taxes currently receivable are deemed to have been received by Stac in the period that a refund could have been recognized by Hi/fn, had Hi/fn been a separate taxpayer. Amounts due to or from Hi/fn and Stac for income tax payments and refunds are included in the related party receivable and payable components of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

        From inception until the spin-off from Stac in December 1998, Hi/fn depended upon Stac for financing its operations and capital requirements. In November 1996, Hi/fn and Stac entered into an Assignment, Assumption and License Agreement (the "Assignment Agreement") which provided for the transfer of Stac's semiconductor business to Hi/fn in exchange for 6,000,000 shares of Series A Preferred Stock and 100 shares of Common Stock of Hi/fn. Concurrent with the transfer of the semiconductor business, Hi/fn and Stac also entered into a Cross License Agreement under which Hi/fn granted Stac a limited, worldwide, perpetual, non-exclusive, non-transferable, royalty-free license to the patents transferred by Stac to Hi/fn under the Assignment Agreement.

        In fiscal 1999, the Company generated approximately $9.0 million from operating activities, principally attributable to net income from operations, increases in taxes payable of $1.3 million and accrued and other liabilities of $2.2 million, offset by increase in accounts receivable of $3.6 million and inventories of $1.4 million. During fiscal 1999, the Company generated $6.0 million from the sale of marketable securities and invested $1.7 million in the acquisition of property and equipment. Hi/fn expects capital expenditures in the foreseeable future to remain at approximately the same level.

        On September 28, 1998, Stac paid $4.4 million to Hi/fn, representing payment in full for all amounts due to Hi/fn from Stac as of September 1, 1998. Stac also loaned $5.0 million to Hi/fn under a short-term loan that became due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. The loan accrued interest at the prime rate set by Silicon Valley Bank plus 0.5% per annum, payable quarterly, and was secured by a first priority security interest in all of Hi/fn's assets, including Hi/fn's intellectual property. In March 1999, the entire $5.0 million loan was repaid.

        In March 1999 the Company issued 1.6 million shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses. In April 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of the Company's common stock, which yielded an additional $9.3 million in proceeds to the Company.

        In fiscal 1999, the Company received $0.1 million in proceeds from the repayment of a loan to a related party and paid a total of $1.5 million in transfers to the Company's former parent, Stac. At September 30, 1999, cash and cash equivalents were approximately $70.1 million.

        In fiscal 1998, the Company generated approximately $3.1 million from operating activities, principally attributable to net income from operations, depreciation charges of $0.7 million, increases in accounts payable of $1.0 million, amounts due to related party of $0.6 million and accrued and other liabilities of $1.0 million, offset by increase in accounts receivable of $1.3 million and prepaid and other assets of $0.7 million. During fiscal 1998, the Company purchased $6.0 million of marketable securities and invested $1.1 million in the acquisition of property and equipment. The Company received proceeds of $0.1 million from the sale of common stock, $5.0 million from a loan from the former parent, Stac and $2.4 million in cash transfers from the former parent, Stac. At September 30, 1998, cash and cash equivalents were approximately $4.1 million.

        In fiscal 1997, the Company generated approximately $2.0 million from operating activities, principally attributable to net income from operations, depreciation charges of $0.3 million, decrease in inventory of $0.3 million and increase in amounts due to related party of $0.4 million, offset by increase in accounts receivable of $0.6 million and prepaid and other assets of $0.2 million. During fiscal 1997, the Company invested $0.9 million in the acquisition of property and equipment. The Company received proceeds of $0.2 million from the sale of common stock and received $0.8 million in cash transfers from the former parent, Stac. At September 30, 1997, cash and cash equivalents were approximately $0.5 million.

        Hi/fn uses a number of independent suppliers to manufacture substantially all of its products. As a result, Hi/fn relies on these suppliers to allocate to Hi/fn a sufficient portion of foundry capacity to meet Hi/fn's needs and deliver sufficient quantities of Hi/fn's products on a timely basis. These arrangements allow Hi/fn to avoid utilizing its capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of its resources on the design, development and marketing of its products.

        Hi/fn requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. Hi/fn's need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of Hi/fn's existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts.

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

        The Company's costs to become Year 2000 compliant has been less than $10,000, and the Company believes that additional costs to become Year 2000 compliant will not be material.

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

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates as of September 30, 1999 would have an immaterial effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of the Company's sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

ITEM 9. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Financial Statements:

   Report of Independent Accountants............................................................    28

   Balance Sheets as of September 30, 1999 and 1998.............................................    29

   Statements of Operations for the years ended September 30, 1999, 1998 and 1997...............    30

   Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.....    31

   Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997...............    32

   Notes to Financial Statements................................................................ 33-42

Financial Statement Schedules:

     Schedule II Valuation and Qualifying Accounts and Reserves for the years ended
          September 30, 1999, 1998 and 1997.....................................................    46

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of hi/fn, inc.

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
October 22, 1999

                                   HI/FN, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                September 30,
                                                                           ----------------------
                                                                             1999          1998
                                                                           -------        -------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $70,086        $ 4,084
     Marketable securities                                                      --          5,973
     Accounts receivable, net                                                6,720          3,125
     Inventory                                                               1,568            165
     Deferred income taxes                                                   1,559            720
     Prepaid expenses and other current assets                                 701            315
                                                                           -------        -------
           Total current assets                                             80,634         14,382
                                                                           -------        -------
Property and equipment, net                                                  2,389          1,615
Deferred income taxes                                                          218            229
Other assets                                                                   289            385
                                                                           -------        -------
                                                                           $83,530        $16,611
                                                                           =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $ 2,461        $ 1,610
     Due to related party                                                       --          6,508
     Income taxes payable                                                    1,300             --
     Accrued expenses and other current liabilities                          3,720          1,541
                                                                           -------        -------
           Total current liabilities                                         7,481          9,659
                                                                           -------        -------
Commitments and contingencies (Note 9 and Note 10)

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none and 6,000,000 shares issued; none and
          6,000,000 shares outstanding                                          --              6
     Common stock, $0.001 par value; 100,000,000 shares authorized;
          8,699,000 and 483,000 shares issued and outstanding                    9             --
     Additional paid-in capital                                             62,316          2,995
     Deferred stock compensation                                              (208)            --
                                                                                --           (100)
     Retained earnings                                                      13,932          4,051
                                                                           -------        -------
           Total stockholders' equity                                       76,049          6,952
                                                                           -------        -------
                                                                           $83,530        $16,611
                                                                           =======        =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   HI/FN, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                          Year ended September 30,
                                                    ----------------------------------
                                                     1999          1998         1997
                                                    -------       -------      -------
Net revenues                                        $42,351       $21,533      $14,226
Cost of revenues                                     10,498         6,525        4,762
                                                    -------       -------      -------
Gross profit                                         31,853        15,008        9,464
                                                    -------       -------      -------
Operating expenses:
      Research and development                        8,135         5,403        2,985
      Sales and marketing                             5,963         3,370        2,224
      General and administrative                      2,993         2,407        1,203
                                                    -------       -------      -------
          Total operating expenses                   17,091        11,180        6,412
                                                    -------       -------      -------
Income from operations                               14,762         3,828        3,052

Interest income                                       1,934            17           16
Interest expense                                       (214)           --           --
Other income (expense), net                             (14)           --           --
                                                    -------       -------      -------
Income before income taxes                           16,468         3,845        3,068
Provision for income taxes                            6,587         1,627        1,235
                                                    -------       -------      -------
Net income                                          $ 9,881       $ 2,218      $ 1,833
                                                    =======       =======      =======
Net income per share:
      Basic                                         $  1.22       $  0.35      $  0.30
                                                    =======       =======      =======
      Diluted                                       $  1.06       $  0.33      $  0.30
                                                    =======       =======      =======
Shares used in computing net income per share:
      Basic                                           8,115         6,308        6,100
                                                    =======       =======      =======
      Diluted                                         9,295         6,800        6,174
                                                    =======       =======      =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   HI/FN, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                         Note
                                                                                        Receiv-
                                        Convertible                          Deferred    able                               Total
                                      Preferred Stock      Common Stock       Stock      from     Additional                Stock-
                                     -----------------    ----------------   Compen-    Stock-     Paid-in     Retained    holders'
                                     Shares     Amount    Shares    Amount    sation    holder     Capital     Earnings     Equity
                                     ------     ------    ------    ------   --------   -------    -------     --------    --------
BALANCE AT SEPTEMBER 30, 1996            --     $ --          --     $--      $  --     $  --       $   --      $   --      $   --

Issuance of convertible
   preferred stock                    6,000        6          --      --         --        --        2,614          --       2,620
Issuance of common stock                 --       --          75      --         --        --           45          --          45
Issuance of common stock
   upon exercise of options              --      206          --      --         --        --          124          --         124
Net income                               --       --          --      --         --        --           --       1,833       1,833
                                     ------     ----      ------     ---      -----     -----      -------     -------     -------
BALANCE AT SEPTEMBER 30, 1997         6,000        6         281      --         --        --        2,783       1,833       4,622
Issuance of common stock
   upon exercise of options              --      202          --      --         --        --          212          --         212
Note receivable from stockholder         --       --          --      --         --      (100)          --          --        (100)
Net income                               --       --          --      --         --        --           --       2,218       2,218
                                     ------     ----      ------     ---      -----     -----      -------     -------     -------
BALANCE AT SEPTEMBER 30, 1998         6,000        6         483      --         --      (100)       2,995       4,051       6,952
Conversion of convertible
   preferred stock to common
   stock                             (6,000)      (6)      6,000       6         --        --           --          --          --
Issuance of common stock
   upon initial public offering,
   net of issuance costs                 --       --       1,900       2         --        --        58,53          --      58,536
Payment on note receivable
    from stockholder                     --       --          --      --         --       100           --          --         100
Issuance of common stock
    upon exercise of options                                 304       1         --        --          372          --         373
Deferred stock compensation              --       --          --      --       (239)       --          239          --          --
Amortization of deferred
   stock compensation                    --       --          --      --         31        --           --          --          31
Issuance of common stock
   under employee stock
   purchase plan                         --       --          12      --         --        --          176          --         176
Net income                               --       --          --      --         --        --           --       9,881       9,881
                                     ------     ----      ------     ---      -----     -----      -------     -------     -------
BALANCE AT SEPTEMBER 30, 1999            --     $ --       8,699     $ 9      $(208)    $  --      $62,316     $13,932     $76,049
                                     ======     ====      ======     ===      =====     =====      =======     =======     =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   HI/FN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Year ended September 30,
                                                                     ----------------------------------
                                                                      1999          1998          1997
                                                                     -------       -------       ------
Cash flows from operating activities:
    Net income                                                       $ 9,881       $ 2,218       $1,833
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                      813           726          303
      Amortization of deferred stock compensation                         31            --           --
      Benefit from deferred income taxes                                (828)         (469)        (129)
      Loss on disposal of fixed assets                                   236            --           --
      Gain on sale of marketable securities                              (27)           --           --
    Changes in assets and liabilities:
      Accounts receivable                                             (3,595)       (1,302)        (642)
      Inventory                                                       (1,403)          244          299
      Prepaid expenses and other current assets                         (386)         (123)        (186)
      Other assets                                                       (17)         (614)         (44)
      Accounts payable                                                   851           950           60
      Income taxes payable                                             1,300            --           --
      Due to related party for general and
         administrative allocations                                       --           576          420
      Accrued expenses and other current liabilities                   2,179           925           86
                                                                     -------       -------       ------
         Net cash provided by operating activities                     9,035         3,131        2,000
                                                                     -------       -------       ------
Cash flows from investing activities:
    Purchases of marketable securities                                    --        (5,973)          --
    Sales of marketable securities                                     6,000            --           --
    Purchases of property and equipment                               (1,710)       (1,105)        (901)
                                                                     -------       -------       ------
      Net cash provided by (used in) investing activities              4,290        (7,078)        (901)
                                                                     -------       -------       ------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                       59,085           112          169
    Proceeds of loan from related party                                   --         5,000           --
    Payment on note receivable from stockholder                          100            --           --
    Principal payments on note payable to related party               (5,000)           --           --
    Transfer of funds to related party, net                           (1,508)        2,439         (788)
                                                                     -------       -------       ------
      Net cash provided by (used in) financing activities             52,677         7,551         (619)
                                                                     -------       -------       ------
Net increase in cash and cash equivalents                             66,002         3,604          480
Cash and cash equivalents at beginning of period                       4,084           480           --
                                                                     -------       -------       ------
Cash and cash equivalents at end of period                           $70,086       $ 4,084       $  480
                                                                     =======       =======       ======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for interest                         $   214       $    --       $   --
                                                                     =======       =======       ======
      Cash paid during the year for income taxes                     $ 5,528       $    --       $   --
                                                                     =======       =======       ======

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:
      Issuance of convertible stock for net assets contributed       $    --       $    --       $2,620
                                                                     =======       =======       ======
      Conversion of convertible preferred stock to common stock      $ 2,620       $    --       $   --
                                                                     =======       =======       ======
      Issuance of common stock for note                              $    --       $   100       $   --
                                                                     =======       =======       ======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

        hi/fn, inc. ("Hi/fn" or the "Company") designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. Hi/fn's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hi/fn's products are used in networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

        Hi/fn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hi/fn's encryption/compression and public key processors provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hi/fn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

        The financial statements for the periods prior to December 16, 1998 include carved-out balance sheets, statements of operations, of cash flows, and of changes in stockholders' equity for Hi/fn, a majority owned semiconductor products subsidiary of Stac, Inc. ("Stac" or "the Parent") before December 16, 1998. Prior to December 16, 1998, Stac converted 6,000,000 shares of Series A Convertible Preferred Stock of Hi/fn into 6,000,000 shares of Common Stock of Hi/fn. On December 16, 1998, Stac distributed all outstanding shares of Hi/fn held by Stac to Stac stockholders. For the period from October 1, 1998 through December 16, 1998 and the fiscal years ended September 30, 1998 and 1997, Hi/fn conducted business as a majority owned subsidiary of Stac. Financial statements for the periods had not been previously prepared for Hi/fn. These financial statements have been prepared from the historical accounting records of Stac.

        The balance sheet as of September 30, 1998 reflects the net assets contributed by Stac in establishing the Hi/fn subsidiary. The transfer was recorded at the historical net book value of the transferred assets and liabilities of $2,620,000. In exchange for the net assets contributed to Hi/fn, Stac received 6,000,000 shares of Series A Preferred Stock and 100 shares of common stock (Note 6). For periods prior to December 16, 1998, Hi/fn participated with Stac in centralized cash management. In general, the cash funding requirements of Hi/fn were met by, and all cash generated by the business was transferred to Stac. Cash balances at September 30, 1998 reflect a short-term loan of $5,000,000 by Stac to Hi/fn as well as the settlement of intercompany accounts. Related party receivables and payables are a result of the cash management practices, as well as allocations of general and administrative costs.

        Amounts shown on the statement of operations for the years ended September 30, 1998 and 1997 as well as for the period from October 1, 1998 through December 16, 1998 are based on specific identification of costs directly associated with Hi/fn's business for all components except for general and administrative costs and income tax expense. For periods including and subsequent to 1997 through December 16, 1998, general and administrative allocations are based on specific identification of costs directly associated with Hi/fn's business, in addition to allocations of (i) costs for administrative functions and services performed on behalf of the Company by staff groups within Stac (ii) a portion of Stac's management expense and (iii) certain general corporate expenses of Stac. These allocated expenses primarily represent the costs of services required by Hi/fn for accounting, management information systems, human resources, warehouse, executive and professional fees. As more fully described in Note 8, current and deferred income taxes and related tax expense have been allocated to Hi/fn as if it were a separate taxpayer for all periods presented through December 16, 1998.

        On March 25, 1999, the Company issued an equity offering of 1,600,000 shares of common stock at a price of $33 per share and raised approximately $49.2 million, net of offering expenses. On April 19, 1999 the Company's underwriters exercised their option to purchase and additional 300,000 shares of the Company's common stock which yielded an additional $9.3 million in proceeds to the Company.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES AND ASSUMPTIONS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

        Revenues from the sale of hardware products is recognized upon shipment, net of an allowance for estimated returns. Revenue on software products is recognized in accordance with the provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Revenue for software licenses for all products, except the IPSECure family, is recorded on a subscription basis over the license period, which is generally one year. License revenue from IPSECure products is recognized upon shipment (provided that no significant vendor obligations remain and collection is considered probable), with an amount for maintenance revenue deferred and recognized over the term of the maintenance agreement, which is generally one year.

REVENUES FROM SIGNIFICANT CUSTOMERS

        Revenues from one customer represented 45%, 61% and 70% of the Company's net revenues for the years ended September 30, 1999, 1998 and 1997, respectively. Revenues from another customer represented 35% of the Company's net revenues for the year ended September 30, 1999.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments consist of money-market funds and commercial paper, which are readily convertible to cash and are stated at cost, which approximates market. At September 30, 1999, all investments were cash and cash equivalents.

        The Company's marketable securities consisted of funds on deposit with liquid asset managers that were invested principally in commercial paper. The carrying amount of these investments approximated fair value due to the short maturities or demand nature of the investments. At September 30, 1998, all marketable securities were classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 1998 were not material. There were no marketable securities at September 30, 1999.

CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places it temporary cash investments in money market funds and commercial paper with high credit quality financial institutions.

        Substantially all of the Company's customers are OEM's or the manufacturing subcontractors of OEM's, which results in concentrated credit risk with respect to the Company's trade receivables. At September 30, 1999 one customer accounted for 49% of the total accounts receivable balance. At September 30, 1999 another customer accounted for 16% of the total accounts receivable balance. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were not significant in fiscal 1999, 1998 and 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes.

INVENTORIES

        Inventories are stated at the lower of cost (determined on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related improvements. Repair and maintenance costs are expensed as incurred.

LONG-LIVED ASSETS

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the impairment of its long-lived assets based on expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

RESEARCH AND DEVELOPMENT COSTS

        Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86. "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 1999 or 1998.

WARRANTY AND SALES RETURNS ALLOWANCES

        The Company provides a limited warranty for its products. A provision for the estimated warranty cost and a provision for sales returns are recorded at the time revenue is recognized based on the Company's historical experience.

INCOME TAXES

        Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented. (See Note 8).

STOCK-BASED COMPENSATION

        The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 7.

COMPREHENSIVE INCOME

        Effective October 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any components of other comprehensive income.

SEGMENT REPORTING

        Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "Industry Segment" approach with the "Management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors -- semiconductor devices. The Company operates in on geographic area, being the U.S. The adoption of SFAS 131 did not affect the results of the Company's operations or financial position.

ACCOUNTING FOR DERIVATIVES

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS no. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. As the Company does not purchase or use derivative instruments, management does not believe that the adoption of SFAS No. 133 will have any significant impact on its financial statements.

NET INCOME PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fiscal 1998. All prior-period earnings per share data have been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase by the Company. Since the Company's Series A Convertible Preferred Stock (Note
6) represents a primary equity security , it is included in the calculation of Basic EPS. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

        Following is a reconciliation of the calculation of basic and diluted earnings per share for the periods presented below (in thousands, except for per share amounts):

                                                        Year ended September 30,
                                                    ------------------------------
                                                     1999        1998        1997
                                                    ------      ------      ------
Net income                                          $9,881      $2,218      $1,833
                                                    ======      ======      ======
Shares used in computing net income per share:
 Basic                                               8,115       6,308       6,100
 Dilutive effect of stock options                    1,180         492          74
                                                    ------      ------      ------
 Diluted                                             9,295       6,800       6,174
                                                    ======      ======      ======
Net income per share:
 Basic                                              $ 1.22      $ 0.35      $ 0.30
                                                    ======      ======      ======
 Diluted                                            $ 1.06      $ 0.33      $ 0.30
                                                    ======      ======      ======

        Options to purchase 195,500 shares of common stock at a weighted average exercise price of $100.98 per share were outstanding at September 30, 1999 , but were not included in the computation of diluted net income per share because their impact would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with respect to certain transactions" ("SOP 98-9"), which amends certain elements of SOP 97-2 and provides additional authoritative guidance on software revenue recognition. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not expect that the adoption of SOP 98-9 will have a material effect on its financial statements.

NOTE 3 -- CYLAN ACQUISITION

        In April 1998, the Company acquired the outstanding stock of CyLAN Technologies, Inc., a software development company, for $340,000 in cash in a transaction accounted for under the purchase method. The purchase agreement calls for the Company to make royalty payments on sales made over a three-year period that incorporate the acquired technology. In conjunction with the acquisition, the Company recorded the purchase price of $340,000 as capitalized software, which is being amortized on a straight-line basis over a three-year period. Pro forma data has not been presented, as such results would not differ materially from the historical results presented.

Royalty payments under the agreement above were $0 and $721,000 during the years ended September 30, 1998 and 1999, respectively.

NOTE 4 -- NOTES PAYABLE

        In September 1998, the Company entered into a $5.0 million loan agreement with Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. The loan accrued interest at prime rate plus 0.5%. On March 31, 1999, the entire $5.0 million loan was repaid.

NOTE 5 -- BALANCE SHEET DETAILS

                                                         September 30,
                                                     ---------------------
                                                       1999         1998
                                                     --------      -------
Accounts receivable:
   Trade receivables                                 $ 6,971       $3,325
   Less: allowance for doubtful accounts                (251)        (200)
                                                     -------       ------
                                                     $ 6,720       $3,125
                                                     =======       ======

Property and equipment:
   Computer equipment                                $ 1,999       $1,445
   Furniture and fixtures                                524          419
   Leasehold improvements                                562          346
   Office equipment                                      324          287
                                                     -------       ------
                                                       3,409        2,497
    Less: accumulated depreciation                    (1,020)        (882)
                                                     -------       ------
                                                     $ 2,389       $1,615
                                                     =======       ======

Accrued expenses and other current liabilities:
   Deferred revenue                                  $ 1,353       $  697
   Compensation and employee benefits                  1,557          489
   Accrued Royalties                                     377          175
   Other                                                 433          180
                                                     -------       ------
                                                     $ 3,720       $1,541
                                                     =======       ======

NOTE 6 -- CONVERTIBLE PREFERRED STOCK

        The Company issued 6,000,000 shares of voting, participating, convertible Series A Preferred Stock ("Series A Preferred Stock") and 100 shares of Common Stock to Stac in exchange for the net assets contributed. The transfer was recorded at the historical net book value of the transferred assets and liabilities of $2,620,000. Each share of Series A Preferred Stock was converted by Stac into one share of Common Stock in connection with the spin-off. See Note 1.

NOTE 7 -- STOCK OPTIONS AND EMPLOYEE BENEFITS

EMPLOYEE STOCK OPTION PLAN

        During fiscal 1997, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") whereby 1,949,900 shares of the Company's common stock has been reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. In December 1998, the Company reserved an additional 1,100,000 shares for issuance under the 1996 Plan so that a total of 3,049,900 shares of the Company's common stock are reserved for issuance under the 1996 Plan. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company's repurchase rights which expire as options vest.

        The following table summarizes the activity and related information under the 1996 Plan:

                                                                                                  WEIGHTED AVERAGE
                                                                                                 EXERCISE PRICE OF
                                                   OPTIONS AVAILABLE            OPTIONS         OPTIONS (PER SHARE)
                                                       FOR GRANT              OUTSTANDING          OUTSTANDING
                                                   -----------------          -----------       -------------------
BALANCE AT SEPTEMBER 30, 1996
  Shares reserved upon adoption of 1996 Plan           1,949,900                      --                  --
  Options granted                                     (1,112,000)              1,112,000                0.77
  Options exercised                                           --                (205,699)               0.60
  Options cancelled                                       29,438                 (29,438)               0.60
                                                      ----------               ---------               -----
BALANCE AT SEPTEMBER 30, 1997                            867,338                 876,863                0.82
  Options granted                                       (388,000)                388,000                2.29
  Options exercised                                           --                (202,315)               1.05
  Options cancelled                                      187,361                (187,361)               1.60
                                                      ----------               ---------               -----
BALANCE AT SEPTEMBER 30, 1998                            666,699                 875,187                1.46
  Additional shares authorized                         1,100,000                      --
  Options granted                                     (1,158,875)              1,158,875               26.50
  Options exercised                                           --                (304,230)               1.23
  Options cancelled                                       71,438                 (71,438)              11.13
                                                      ----------               ---------               -----
BALANCE AT SEPTEMBER 30, 1999                            679,262               1,658,394               18.57
                                                      ==========               =========               =====

        The following table summarizes options outstanding at September 30, 1999 and related weighted average exercise prices and lives as follows:

                                   OPTIONS OUTSTANDING AND EXERCISABLE                OPTIONS VESTED AND EXERCISABLE
                          ---------------------------------------------------------   ------------------------------
RANGE OF                                   WEIGHTED AVERAGE        WEIGHTED AVERAGE                WEIGHTED AVERAGE
EXERCISE PRICES           NUMBER       REMAINING LIFE (IN YEARS)    EXERCISE PRICE     NUMBER       EXERCISE PRICE
----------------         --------      -------------------------   ----------------    ------      -----------------
$  0.60 - $  2.50         416,568                7.76                  $  1.28         49,199           $1.07
$  3.00                   472,751                9.06                  $  3.00          5,424           $3.00
$  5.00                   389,275                9.18                  $  5.00             --              --
$ 26.75 - $ 42.00         180,300                9.51                  $ 37.40             --              --
$ 53.00 - $127.88         164,500                9.84                  $ 93.44             --              --
$130.31 - $142.50          37,000                9.95                  $136.46             --              --
                        ---------                ----                  -------         ------           -----
                        1,658,394                8.91                  $ 18.57         54,623           $1.26
                        =========                ====                  =======         ======           =====

        The weighted average fair value of options granted during 1999, 1998 and 1997 were $15.71, $1.20 and $0.68, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1999, 1998 and 1997: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 5.05%, 5.48% and 6.46%, respectively; a weighted average expected stock award term of 4.0 years for all periods; and an expected volatility factor of 80%, 64% and 250%, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        In December 1998, the Company adopted an employee stock purchase plan (the "ESPP"), through which qualified employees of the Company may participate in stock ownership of the Company. Shares of common stock reserved for the ESPP total 400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 12,008 shares were issued at a weighted average price of $14.66 per share during fiscal 1999.

        The fair value of shares issued during 1999 was $10.66. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1999: annual dividend yield of 0.0%; risk-free annual interest rates of 5.05%; a weighted average expected stock award term of .41 years; and an expected volatility factor of 80%.

DEFERRED STOCK COMPENSATION

        In connection with certain employee stock option grants made during the year ended September 30, 1999, the Company recognized deferred compensation totaling $239,000, which is being amortized over the vesting period of the related options, usually four years. Amortization of deferred stock compensation of $31,000 was recorded during the year ended September 30, 1999. Future compensation charges are subject to reduction for any employee who terminates prior to expiration of such employee's option vesting period.

FAIR VALUE DISCLOSURES

        Had compensation expense for the Company's stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                YEAR ENDED SEPTEMBER 30,
                          ------------------------------------
                           1999           1998           1997
                          ------         ------         ------
Net income:
  As reported .......     $9,881         $2,218         $1,833
  Pro forma .........     $8,375         $1,981         $1,683
     As reported
       Basic ........     $ 1.22         $ 0.35         $ 0.30

       Diluted ......     $1.06          $0.33          $0.30
     Pro forma
       Basic ........     $1.03          $0.32          $0.28
       Diluted ......     $0.90          $0.30          $0.27

NOTE 8 -- INCOME TAXES

        The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns.

        The components of the provision for income taxes were as follows (in thousands):

                                                   Year ended September 30,
                                            -----------------------------------
                                              1999          1998          1997
                                            -------       -------       -------
Current:
  Federal                                   $ 5,784       $ 1,676       $ 1,159
  State                                       1,631           420           205
                                            -------       -------       -------
                                              7,415         2,096         1,364
                                            -------       -------       -------
Deferred:
  Federal                                      (707)         (411)         (109)
  State                                        (121)          (58)          (20)
                                            -------       -------       -------
                                               (828)         (469)         (129)
                                            -------       -------       -------
Provision for income taxes                  $ 6,587       $ 1,627       $ 1,235
                                            =======       =======       =======

         The components of deferred taxes are as follows (in thousands):

                                                 September 30,
                                             --------------------
                                              1999           1998
                                             ------         -----
Property and equipment                       $  155         $ 148
Inventory valuation accounts                    166           166
Sales and receivables reserves                  263           286
Accruals and reserves                           958           117
Other                                           235           232
                                             ------         -----
                                             $1,777         $ 949
                                             ======         =====


         The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following (in thousands):

                                                  Year ended September 30,
                                              ----------------------------------
                                                1999          1998         1997
                                              -------        ------       ------
Tax at statutory rate                         $ 5,599        $1,307       $1,043
State taxes                                     1,031           235          184
Other                                             (43)           85            8
                                              -------        ------       ------
                                              $ 6,587        $1,627       $1,235
                                              =======        ======       ======


NOTE 9 -- COMMITMENTS

LEASES

         The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through September 2005, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

      Fiscal year ending September  30,
      2000...............................................................     $1,370
      2001...............................................................      1,299
      2002...............................................................      1,133
      2003...............................................................      1,015
      Thereafter.........................................................      2,017
                                                                              ------
              Total......................................................     $6,834
                                                                              ======

    Total rental expense under operating leases was $1.1 million, $467,000, and $113,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The Company recorded sub-lease income of $293,000 during the year ended September 30, 1999.

NOTE 10 -- SUBSEQUENT EVENTS

         The Company and certain of its officers and directors have been named as defendants in several substantially similar class action lawsuits filed in October 1999 in the United States district Court for the Northern District of California. The plaintiffs in theses actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. The Company expects the Court to appoint a lead plaintiff and consolidate the complaints in the near future.

    The Company believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated by reference to hi/fn's Proxy Statement. The following table sets forth certain information concerning the executive officers and directors of Hi/fn as of September 30, 1999:


                 NAME                           AGE                                POSITION
                 ----                           ---                                --------
Raymond J. Farnham.........................     52     President, Chief Executive Officer, Director and Chairman
William R. Walker..........................     58     Vice President of Finance, Chief Financial Officer and Secretary
Stephen A. Farnow, Ph.D....................     50     Vice President of Operations
Robert C. Harrah...........................     54     Vice President of Sales
Robert A. Monsour..........................     44     Vice President of Marketing
Douglas L. Whiting, Ph.D...................     43     Chief Technology Officer and Director
Taher Elgamal, Ph.D.(2)....................     44     Director
Robert W. Johnson(1).......................     50     Director
Albert E. Sisto(1)(2)......................     50     Director

-------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Raymond J. Farnham has served as Chairman of the Board of Directors and President and Chief Executive Officer of Hi/fn since October 1998. From 1996 through 1998, he served as Executive Vice President of Integrated Device Technology, Inc., a supplier of microprocessor, logic and memory integrated circuits to communication and computer customers worldwide. Mr. Farnham was President and Chief Executive Officer of OPTi, a fabless semiconductor company from 1994 through 1995. From 1972 through 1993, he had numerous management responsibilities at National Semiconductor Corp., with his final position being President of the Communication and Computing Group from 1991 through 1993. He received a B.S. in Electrical Engineering from Pennsylvania State University.

William R. Walker has served as Vice President and Chief Financial Officer of Hi/fn since November 1997. He was Hi/fn's Acting Chief Executive Officer and Acting President from July 1998 through October 1998. From 1996 to 1997, Mr. Walker was Vice President, Chief Financial Officer and Secretary at MMC Networks, Inc., a networking company. From 1984 to 1996, Mr. Walker held the position of Senior Vice President and Chief Financial Officer at Zilog, Inc., a semiconductor supplier. Mr. Walker has a B.S. in Economics from University of Wisconsin and an M.B.A. from University of Maryland, and he is a certified public accountant.

Stephen A. Farnow, Ph.D. has served as Vice President of Operations at Hi/fn since 1996. From 1990 through 1996, he worked as an independent consultant in the area of general management with an emphasis on setting up or re-engineering operations functions. From 1986 through 1990, he was Vice President of Operations at Weitek Corp., a semiconductor supplier. He received a B.S. in Physics from UCLA and a Ph.D. from Stanford University.

Robert C. Harrah has served as Vice President of Sales of Hi/fn since December 1998. From 1995 to 1998, Mr. Harrah served as Vice President of Worldwide Sales for the Peripheral Technology Solutions Group at Adaptec, Inc. From 1988 to 1995, Mr. Harrah held marketing management and sales management positions at Symbios Inc. Mr. Harrah received a B.S. degree from College of Notre Dame in Belmont, California and an M.B.A. from Golden Gate University in San Francisco, California.

Robert A. Monsour has served as Vice President of Marketing of Hi/fn since August 1997. He also served as Vice President of Sales from August 1997 through April 1998. From 1996 to 1997, he worked as an independent consultant in the area of high-technology marketing. From 1993 to 1996, Mr. Monsour, a co-founder of Stac, held the position of Vice President of Business Development at Stac. He was also Vice President of Product Development from 1990 to 1993, and from 1988 to 1990 he served as Vice President of Marketing at Stac. Mr. Monsour has a B.A.S. and M.A.S. in Computer Systems from Florida Atlantic University and holds an M.B.A. from UCLA.

Douglas L. Whiting, Ph.D. has served as Chief Technology Officer of Hi/fn since October 1997 and as a director of Hi/fn since November 1996. He also served as Vice President of Technology of Stac from 1985 to 1998 and has served as a director of Stac from 1983 to 1999. He was President of Stac from 1984 to 1986. Dr. Whiting received a Ph.D. in Computer Science from the California Institute of Technology.

Taher Elgamal, Ph.D. has served as a director of Hi/fn since December 1998. He has also served as president of Kroll-O'Gara since January 1999. Dr. Elgamal is the founder and Chairman of Securify, a private company providing assessments of companies' Internet security efforts and a subsidiary of Kroll-O'Gara. He served as Chairman and Chief Executive Officer of Securify from March 1998 to January 1999. From 1995 to 1998, Dr. Elgamal held the position of Chief Scientist of Netscape Communications Corp., a provider of Internet software and services, where he pioneered Internet security technologies such as SSL, the standard for web security. From 1991 to 1993, he served as Director of Engineering at RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc., where he produced the RSA cryptographic toolkits, the industry standards for developers of security-enabled applications and systems. Dr. Elgamal received a Ph.D. from Stanford University.

Robert W. Johnson has been a private investor since July 1988. From 1983 to July 1988, he was first a principal and subsequently a general partner of Southern California Ventures, a private venture capital firm. He is a director of Proxima Corporation and ViaSat, Inc., both publicly held technology companies. Mr. Johnson holds undergraduate and graduate degrees from Stanford University and Harvard University.

Albert E. Sisto has served as a director of Hi/fn since December 1998. Since June 1999 he has been President and Chief Executive Officer of Phoenix Technology, a provider of Internet platform-enabling software. From November, 1997 to June 1999, he was Chief Operating Officer of RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc. From September 1994 to October 1997, Mr. Sisto was Chairman, President and CEO of Documagix, a software developer of document imaging software. Mr. Sisto is a director of Jetfax, Inc., Insignia Solutions plc and Tekgraf, Inc., all publicly traded technology companies, and also is a director of nCipher Corporation Ltd. and Trintech Group Ltd. Mr. Sisto holds a B.E. degree from the Stevens Institute of Technology.

ITEM 12.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Hi/fn's Proxy Statement.

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to hi/fn's Proxy Statement.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to hi/fn's Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.     FINANCIAL STATEMENTS - See Item 8 above.

2.     FINANCIAL STATEMENT SCHEDULE - See Item 14(d) below.

3.     EXHIBITS

      Exhibit
      Number            Exhibit
      -------           -------

      3.1*          Form of Third Amended and Restated Certificate of
                    Incorporation of hi/fn, inc.
      3.2*          Amended and Restated Bylaws of hi/fn, inc.
      10.1*         Amended and Restated 1996 Equity Incentive Plan of hi/fn,
                    inc.
      10.2*         Assignment, Assumption and License Agreement dated as of
                    November 21, 1996 between Stac, Inc. and hi/fn, inc.
      10.3*         Cross License Agreement dated as of November 21, 1996
                    between Stac, Inc. and hi/fn, inc.
      10.4*         Form of Distribution Agreement.
      10.5*         Form of Employee Benefits and Other Matters Allocation
                    Agreement.
      10.6*         Form of Tax Allocation and Indemnity Agreement.
      10.7*         Form of Transitional Services Agreement.
      10.8*         Form of Indemnification Agreement.
      10.9*         Agreement dated as of April 1, 1994 between International
                    Business Machines Corporation and Stac, Inc. (Program Patent
                    License Agreement).
      10.10*        Agreement dated as of April 1, 1994 between International
                    Business Machines Corporation and Stac, Inc. (Cross License
                    Agreement).
      10.11*        License Agreement dated as of June 20, 1994 between
                    Microsoft Corporation and Stac, Inc.
      10.12*        License Agreement dated as of February 16, 1996 between
                    Microsoft Corporation and Stac, Inc.
      10.13*        License Agreement dated as of December 15, 1995 between
                    Motorola, Inc. and Stac, Inc.
      10.14*        Agreement dated as of November 13, 1997 between 750
                    University, LLC and hi/fn, inc.
      10.15*        1998 Employee Stock Purchase Plan of hi/fn, inc.
      10.16*        Form of Director Change of Control Agreement.
      10.17*        Form of Employee Change of Control Agreement.
      10.18*        Promissory Note dated as of September 28, 1998 made by
                    hi/fn, inc. in favor of Stac, Inc.
      10.19*        Security Agreement dated as of September 28, 1998 between
                    Stac, Inc. and hi/fn, inc.
      23.1          Consent of PricewaterhouseCoopers LLP, independent
                    accountants.
      24.1          Power of Attorney (see page II-5).
      27.1          Financial Statement Schedule

---------------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

(b)    Reports on Form 8-K:  None.

(c)    Exhibits:  See Item 14(a) above.

(d)    Financial Statement Schedules

Schedule II - Valuation Qualifying Accounts  ........................................ S-1

                                   HI/FN, INC.

                                   SCHEDULE II

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           For the Three years Ended
                               September 30, 1999
                                 (in thousands)

                                                                     Additions
                                                      Balance at     charged to     Additions
                                                      beginning      costs and      charged to                    Balance at
                                                      of period       expenses     other accounts   Deductions   end of period
                                                      ----------    -----------    --------------   ----------   -------------
DEDUCTED FROM ACCOUNTS RECEIVABLE
Allowance for doubtful accounts:

     Year ended September 30, 1997...............        159             (109)                                         50
     Year ended September 30, 1998...............         50              150                                         200
     Year ended September 30, 1999...............        200               75                          (24)           251

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      HI/FN, INC.

Dated:  December 30, 1999             \s\   Raymond J. Farnham
                                      -----------------------------------------
                                      Raymond J. Farnham
                                      Chairman, President and Chief
                                      Executive Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond J. Farnham and William R. Walker, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 30, 1999.

Signature                                                     Title
---------                                                     -----
\s\ RAYMOND J. FARNHAM                                        Chairman of the Board, President and
----------------------------------                            Chief Executive Officer (Principal
(Raymond J. Farnham)                                          Executive Officer)

\s\ WILLIAM R. WALKER                                         Vice President, Finance, Chief
----------------------------------                            Financial Officer (Principal Financial
(William R. Walker)                                           and Accounting Officer)

\s\ TAHER ELGAMAL                                             Director
----------------------------------
(Taher Elgamal)

\s\ ROBERT W. JOHNSON                                         Director
----------------------------------
(Robert W. Johnson)

\s\ ALBERT E. SISTO                                           Director
----------------------------------
(Albert E. Sisto)

\s\ DOUGLAS L. WHITING                                        Director
----------------------------------
(Douglas L. Whiting)

                                 EXHIBIT INDEX

      Exhibit
      Number            Exhibit
      -------           -------
      3.1*          Form of Third Amended and Restated Certificate of
                    Incorporation of hi/fn, inc.
      3.2*          Amended and Restated Bylaws of hi/fn, inc.
      10.1*         Amended and Restated 1996 Equity Incentive Plan of hi/fn,
                    inc.
      10.2*         Assignment, Assumption and License Agreement dated as of
                    November 21, 1996 between Stac, Inc. and hi/fn, inc.
      10.3*         Cross License Agreement dated as of November 21, 1996
                    between Stac, Inc. and hi/fn, inc.
      10.4*         Form of Distribution Agreement.
      10.5*         Form of Employee Benefits and Other Matters Allocation
                    Agreement.
      10.6*         Form of Tax Allocation and Indemnity Agreement.
      10.7*         Form of Transitional Services Agreement.
      10.8*         Form of Indemnification Agreement.
      10.9*         Agreement dated as of April 1, 1994 between International
                    Business Machines Corporation and Stac, Inc. (Program Patent
                    License Agreement).
      10.10*        Agreement dated as of April 1, 1994 between International
                    Business Machines Corporation and Stac, Inc. (Cross License
                    Agreement).
      10.11*        License Agreement dated as of June 20, 1994 between
                    Microsoft Corporation and Stac, Inc.
      10.12*        License Agreement dated as of February 16, 1996 between
                    Microsoft Corporation and Stac, Inc.
      10.13*        License Agreement dated as of December 15, 1995 between
                    Motorola, Inc. and Stac, Inc.
      10.14*        Agreement dated as of November 13, 1997 between 750
                    University, LLC and hi/fn, inc.
      10.15*        1998 Employee Stock Purchase Plan of hi/fn, inc.
      10.16*        Form of Director Change of Control Agreement.
      10.17*        Form of Employee Change of Control Agreement.
      10.18*        Promissory Note dated as of September 28, 1998 made by
                    hi/fn, inc. in favor of Stac, Inc.
      10.19*        Security Agreement dated as of September 28, 1998 between
                    Stac, Inc. and hi/fn, inc.
      23.1          Consent of PricewaterhouseCoopers LLP, independent
                    accountants.
      24.1          Power of Attorney (see page II-5).
      27.1          Financial Statement Schedule

---------------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.