Form 10-Q
period 1999-12-31
HI/FN INC
filed 2000-02-14
CIK 1065246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1999.


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

At February 4, 2000, 8,846,458 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                   HI/FN, INC.

                               INDEX TO FORM 10-Q


PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

             Condensed Balance Sheet at December 31, 1999 and September 30, 1999      3

             Condensed Statement of Operations for the three months ended
             December 31, 1999 and 1998                                               4

             Condensed Statement of Cash Flows for the three months ended
             December 31, 1999 and 1998                                               5

             Notes to Condensed Financial Statements                                6-7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 7-19


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                        20

Signatures                                                                           21

ITEM 1:  FINANCIAL STATEMENTS

                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                            (in thousands; unaudited)


                                            December 31,    September 30,
                                            ------------    -------------
                                               1999             1999
                                            ------------    -------------
ASSETS

Current assets:
      Cash & cash equivalents                 $71,123          $70,086
      Accounts receivable, net                  5,388            6,720
      Inventories                               1,624            1,568
      Deferred income taxes                     1,559            1,559
      Prepaid expenses and other
        current assets                          2,798              701
                                              -------          -------
          Total current assets                 82,492           80,634
                                              -------          -------
Property and equipment, net                     2,324            2,389
Deferred income taxes                             218              218
Other assets                                      260              289
                                              -------          -------
                                              $85,294          $83,530
                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                        $   855          $ 2,461
      Income taxes payable                         --            1,300
      Accrued expenses and other
        current liabilities                     3,039            3,720
                                              -------          -------
          Total current liabilities             3,894            7,481
                                              -------          -------

Stockholders' equity:
      Common stock                                  9                9
      Additional paid in                       62,108
      Retained earnings                        15,765           13,932
                                              -------          -------
          Total stockholders' equity           81,400           76,049
                                              -------          -------
                                              $85,294          $83,530
                                              =======          =======

       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                     1999                1998
                                                   --------             -------
Net revenues                                       $ 10,054             $ 6,139
Cost of revenues                                      2,163               1,818
                                                   --------             -------
Gross profit                                          7,891               4,321
                                                   --------             -------

Operating expenses:
   Research and development                           3,325               1,445
   Sales and marketing                                1,699               1,227
   General and administrative                           779                 866
                                                   --------             -------
     Total operating expenses                         5,803               3,538
                                                   --------             -------

Income from operations                                2,088                 783

Interest income                                         984                 128
Interest expense                                         --                (105)
Other income/(expense), net                             (17)                 --
                                                   --------             -------
Income before income taxes                            3,055                 806
Provision for income taxes                            1,222                 323
                                                   --------             -------
Net income                                         $  1,833             $   483
                                                   ========             =======
Net income per share, basic                        $   0.21             $  0.07
                                                   ========             =======
Net income per share, diluted                      $   0.19             $  0.07
                                                   ========             =======
Weighted average shares outstanding, basic            8,737               6,449
                                                   ========             =======
Weighted average shares outstanding, diluted          9,854               7,274
                                                   ========             =======

       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                              Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                            1999               1998
                                                          -------            -------
Cash flows from operating activities:
   Net income                                             $  1,833           $   483
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                             253               163
     Gain on sale of marketable securities                      --               (27)
     Loss on disposal of fixed assets                           --               220
   Changes in assets and liabilities:
     Accounts receivable                                     1,332               727
     Inventory                                                 (56)             (244)
     Prepaid expenses and other current assets                  17              (436)
     Other assets                                                1                28
     Accounts payable                                       (1,606)             (902)
     Accrued expenses and other current liabilities           (681)               14
                                                          --------           -------
      Net cash provided by operating activities              1,093                26
                                                          --------           -------

Cash flows from investing activities:
   Sales of marketable securities                               --             6,000
   Purchases of property and equipment                        (160)             (193)
                                                          --------           -------
      Net cash provided by (used in)
        investing activities                                  (160)            5,807
                                                          --------           -------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                 104                75
   Proceeds of loan from related party                          --             5,000
   Transfer of funds to related party, net                      --            (6,508)
                                                          --------           -------
     Net cash provided by (used in) financing
        activities                                             104            (1,433)
                                                          --------           -------

Net increase in cash and cash equivalents                    1,037             4,400
Cash and cash equivalents at beginning of period            70,086             4,084
                                                          --------           -------
Cash and cash equivalents at end of period                $ 71,123           $ 8,484
                                                          ========           =======

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

     The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K for period ending September 30, 1999. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of December 31, 1999 and its results of operations for the three month periods ended December 31, 1999 and 1998, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. NET INCOME PER SHARE (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended December 31, 1999 and 1998 are presented below.

                                                          Three Months Ended
                                                             December 31,
                                                        ----------------------
                                                         1999            1998
                                                        ------          ------
          Net income                                    $1,833          $  483
                                                        ======          ======
          Shares used in computing net income
            per share:
              Basic                                      8,737           6,449
              Dilutive effect of stock options           1,117             825
                                                        ------          ------
              Diluted                                    9,854           7,274
                                                        ======          ======
          Net income per share:
              Basic                                     $ 0.21          $ 0.07
                                                        ======          ======
              Diluted                                   $ 0.19          $ 0.07
                                                        ======          ======

NOTE 3. BALANCE SHEET (IN THOUSANDS):

                                                     December 31,      September 30,
                                                     ------------      -------------
                                                         1999              1999
                                                        -------           -------
          Accounts receivable:
             Trade receivables                          $ 5,612           $ 6,971
             Less: allowance for doubtful accounts         (224)             (251)
                                                        -------           -------
                                                        $ 5,388           $ 6,720
                                                        =======           =======

          Property and equipment:
             Computer equipment                         $ 1,996           $ 1,999
             Furniture and fixtures                         655               524
             Leasehold improvements                         576               562
             Office equipment                               333               324
                                                        -------           -------
                                                          3,560             3,409
              Less: accumulated depreciation             (1,236)           (1,020)
                                                        -------           -------
                                                        $ 2,324           $ 2,389
                                                        =======           =======

          Accrued expenses and other current
          liabilities
             Deferred revenue                           $ 1,059           $ 1,353
             Compensation and employee benefits           1,269             1,557
             Accrued Royalties                              351               377
             Other                                          360               433
                                                        -------           -------
                                                        $ 3,039           $ 3,720
                                                        =======           =======


NOTE 4. STAC LOAN:

During the three-month period ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

NOTE 5. LEGAL MATTERS

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


ITEM 2:            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements which involve risks and uncertainties. Hi/fn's actual results and the timing of events could differ significantly from those anticipated in these forward looking statements as a result of the factors set forth under "Trends and Uncertainties" below. Certain risks are also described in Hi/fn's Form 10-K for fiscal year ended September 30, 1999.

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

                                                Three Months Ended
                                            --------------------------
                                            December 31,  December 31,
                                            ------------  ------------
                                                1999          1998
                                            ------------  ------------
          Net revenues                          100%          100%
          Cost of revenues                       21            30
                                                ---           ---
          Gross profit                           79            70
                                                ---           ---
          Operating expenses:
             Research and development            33            23
             Sales and marketing                 17            20
             General and administrative           8            14
                                                ---           ---
                Total operating expenses         58            57
                                                ---           ---
          Income from operations                 21            13
          Other income/(expense), net             9            --
                                                ---           ---
          Income before income taxes             30            13
          Provision for income taxes             12             5
                                                ---           ---
          Net income                             18%            8%
                                                ===           ===


     Revenue. Revenue increased 63.8% to $10.1 million for the quarter ended December 31, 1999 from $6.1 million for the quarter ended December 31, 1998. The increase in revenue was primarily due to increased sales of Hi/fn's data compression and encryption processors to network equipment manufacturers. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor comprised 33% of revenue for the quarter ended December 31, 1999 and 55% of revenue for the quarter ended December 31, 1998. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 42% of revenue for the quarter ended December 31, 1999.

     Gross Margin. Cost of revenue consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 78.5% for the quarter ended December 31, 1999 from the 70.4% for the quarter ended December 31, 1998 primarily due to higher margins associated with networking products and lower unit costs negotiated with manufacturing partners.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $3.3 million and $1.4 million for the quarters ended December 31, 1999 and 1998, respectively. The increase was due primarily to activities associated with the development of semiconductor products. The Company has made, and intends to continue to make, substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that investments in product development programs will be successful or that the products resulting from such programs will achieve market acceptance.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.7 million and $1.2 million for the three month periods ended December 31, 1999 and 1998, respectively. The increase was due primarily to additional personnel costs and overhead.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $779,000 and $866,000 for the three month periods ended December 31, 1999 and 1998, respectively. The decrease was primarily due to the absence of professional service charges incurred during the spinout from Stac during the three month period ended December 31, 1998.

     Other income/(expense), net. Net interest income was $984,000 for the three month periods ended December 31, 1999 and $128,000 for the three month period ended December 31, 1998. The increase in interest income for the three month periods ended December 31, 1999 compared to the same period in 1998 was due to the higher availability of cash during 1999 due to the Company's public offering of stock during that year. During the three months ended December 31, 1998, the Company incurred interest expense totaling $105,000 relating to a $5.0 million loan agreement with its former parent company, Stac, which was due and payable on September 30, 1999, however was repaid in March 1999.

     Income Taxes. The effective income tax rate for three month periods ended December 31, 1999 and 1998 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

     From inception until the spin-off from Stac, in December 1998, the Company depended upon Stac for financing its operations and capital requirements. At December 31, 1999, cash and cash equivalents, and marketable securities were approximately $71.1 million compared to $70.1 million at September 30, 1999. During the three month period ended March 31, 1999, the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised $49.2 million, net of offering expenses. On April 19, 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the company's common stock, which yielded an additional $9.3 million to the Company.

     Net cash provided by operating activities was $1.1 million and $26,000 for the three month periods ended December 31, 1999 and 1998, respectively. During the three months ended December 31, 1999, the net cash provided by operating activities was attributed to net income from operations, depreciation and amortization charges of $253,000, an increase in inventory of $56,000 and decreases in accounts receivable of $1.3 million, prepaid expenses and other assets of $18,000, accounts payable of $1.6 million and accrued expenses and other liabilities of $681,000. During the three months ended December 31, 1998, the net cash provided by operating activities was attributed to net income from operations, depreciation and amortization charges of $163,000, a gain on disposal of marketable securities of $27,000, a loss on disposal of fixed assets of $220,000, an increase in inventory of $244,000, prepaid expenses and other current assets of $436,000 and accrued expenses and other current liabilities of $14,000 and decreases in accounts receivable of $727,000, other assets of $28,000 and accounts payable of $902,000.

     Net cash provided by (used in) investing activities was $(160,000) and $5.8 million for the three month periods ended December 31, 1999 and 1998, respectively. Net cash used in investing activities for the three month period ended December 31, 1999 was related to the purchase of property and equipment. Net cash provided by investing activities for the three month period ended December 31, 1998 was due to $6.0 million from the sale of marketable securities, offset by the purchase of $193,000 of property and equipment.

     Net cash provided by (used in) financing activities was $104,000 and $(1.4) million for the three month periods ended December 31, 1999 and 1998, respectively. The net cash provided by financing activities during the three month period ended December 31, 1999 was due to the proceeds from issuance of common stock. The net cash used in financing activities during the three month period ended December 31, 1998 was comprised of proceeds from notes payable of $5.0 million and proceeds from issuance of common stock of $75,000, offset by the net transfer of funds to a related party of $6.5 million.

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

MARKET RISK DISCLOSURE

Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 1999 would have an immaterial effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

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

     Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks, Inc. and 3Com Corporation. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

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

Our Markets Are Highly Competitive.

     We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., Information Resource

Engineering Inc., International Business Machines Corporation ("IBM"), Rainbow Technologies, Inc., and Phillips Semiconductors, Inc. In 1994, Stac entered into two license agreements with IBM in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation ("Microsoft") in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Operating Results Have Been Substantially Dependent On One Product Family.

     Historically, substantially all of our revenue has come from sales of our compression processor products which accounted for 54%, 79%, and 88%, respectively, of revenue in the fiscal years ended September 30, 1999, 1998 and 1997 . A significant decline in revenue from our compression processor products, which is not adequately replaced by increased sales of our encryption/compression and public key processors, would harm our business, financial condition and results of operations.

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

     In addition, if we are a party to a transaction or series of transactions that result in 50% or more of our outstanding stock being transferred to one or more persons, the IRS may claim that our spin-off from Stac was a taxable event to Stac and its stockholders. Under the Tax Allocation and Indemnity Agreement that we entered into with Stac, we may be obligated to pay the taxes of Stac if we caused the spin-off to be a taxable event. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability. See "We Face Certain Risks As A Result Of Our Spin-Off From Stac."

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

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation, which could result in substantial costs and a diversion of management's attention and resources.

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

                                        hi/fn, inc. (Registrant)

Date: February 14, 2000                 By: /s/ William R. Walker
                                            ------------------------------------
                                            William R. Walker Vice President,
                                            Finance, Chief Financial Officer and
                                            Secretary (principal financial and
                                            accounting  officer)

                                INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                     DESCRIPTION
 -------                     -----------
   27          Financial Data Schedule