Form 10-Q/A
period 1999-12-31
HI/FN INC
filed 2000-05-15
CIK 1065246

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

ITEM 1:  FINANCIAL STATEMENTS

                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                            (in thousands; unaudited)


                                            December 31,    September 30,
                                            ------------    -------------
                                               1999             1999
                                            ------------    -------------
ASSETS

Current assets:
      Cash & cash equivalents                 $71,123          $70,086
      Accounts receivable, net                  5,388            6,720
      Inventories                               1,624            1,568
      Deferred income taxes                     1,559            1,559
      Prepaid expenses and other
        current assets                          2,798              701
                                              -------          -------
          Total current assets                 82,492           80,634
                                              -------          -------
Property and equipment, net                     2,324            2,389
Deferred income taxes                             218              218
Other assets                                      260              289
                                              -------          -------
                                              $85,294          $83,530
                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                        $   855          $ 2,461
      Income taxes payable                         --            1,300
      Accrued expenses and other
        current liabilities                     3,039            3,720
                                              -------          -------
          Total current liabilities             3,894            7,481
                                              -------          -------

Stockholders' equity:
      Common stock                                  9                9
      Additional paid in                       65,626           62,108
      Retained earnings                        15,765           13,932
                                              -------          -------
          Total stockholders' equity           81,400           76,049
                                              -------          -------
                                              $85,294          $83,530
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

                                        hi/fn, inc. (Registrant)

Date: May 15, 2000                      By: /s/ William R. Walker
                                            ------------------------------------
                                            William R. Walker Vice President,
                                            Finance, Chief Financial Officer and
                                            Secretary (principal financial and
                                            accounting  officer)

                                INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                     DESCRIPTION
 -------                     -----------
   27          Financial Data Schedule