Form 10-Q
period 2000-03-31
HI/FN INC
filed 2000-05-15
CIK 1065246

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.


[ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Yes [X]     No [ ]

The number of shares outstanding of the registrant's common stock, par value of $0.001, as of May 5, 2000 was 8,885,582.

                                   HI/FN, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION


Item 1.         Financial Statements (unaudited)

                Condensed Balance Sheet at March 31, 2000 and September 30, 1999                                               3
                Condensed Statement of Operations for the three months and six months ended March 31, 2000 and 1999            4

                Condensed Statement of Cash Flows for the six months ended March 31, 2000 and 1999                             5

                Notes to Condensed Financial Statements                                                                       6-7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                        7-18

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                                     18

PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                                            19

Item 6.         Exhibits and Reports on Form 8-K                                                                               19

Signatures                                                                                                                     20

ITEM 1:  FINANCIAL STATEMENTS



                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                                              March 31,       September 30,
                                                                2000               1999
                                                           -------------      -------------
  ASSETS

  Current assets:
       Cash & cash equivalents                             $      72,980      $      70,086
       Accounts receivable, net                                    4,383              6,720
       Inventories                                                 2,446              1,568
       Deferred  income taxes                                      1,559              1,559
       Prepaid expenses and other current assets                   2,695                701
                                                           -------------      -------------
           Total current assets                                   84,063             80,634

  Property and equipment, net                                      2,812              2,389
  Deferred income taxes                                              218                218
  Other assets                                                       252                289
                                                           -------------      -------------
                                                           $      87,345      $      83,530
                                                           =============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable                                            2,102              2,461
       Income taxes payable                                        1,300
       Accrued expenses and other current liabilities              2,538              3,720
                                                           -------------      -------------
           Total current liabilities                               4,640              7,481

  Stockholders' equity:
       Common stock                                                    9                  9
       Additional paid in capital                                 66,901             62,108
       Retained earnings                                          15,795             13,932
                                                           -------------      -------------
           Total stockholder's equity                             82,705             76,049
                                                           -------------      -------------
                                                           $      87,345      $      83,530
                                                           =============      =============




       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                         Three months ended              Six months ended
                                                              March 31,                      March 31,
                                                    ---------------------------      --------------------------
                                                       2000             1999            2000            1999
                                                    ----------       ----------      ----------      ----------

  Revenues                                          $    8,130       $    8,671      $   18,184      $   14,810
  Cost of revenues                                       1,875            2,227           4,038           4,045
                                                    ----------       ----------      ----------      ----------
  Gross profit                                           6,255            6,444          14,146          10,765
                                                    ----------       ----------      ----------      ----------

  Operating expenses:
        Research and development                         4,228            1,613           7,553           3,058
        Sales and marketing                              1,916            1,285           3,615           2,512
        General and administrative                       1,096              725           1,875           1,591
                                                    ----------       ----------      ----------      ----------
            Total operating expenses                     7,240            3,623          13,043           7,161
                                                    ----------       ----------      ----------      ----------

  Operating income/(loss)                                 (985)           2,821           1,103           3,604

  Interest and other income                              1,036               15           2,033              38
                                                    ----------       ----------      ----------      ----------
  Income before income taxes                                51            2,836           3,106           3,642
  Provision for income taxes                                21            1,134           1,243           1,457
                                                    ----------       ----------      ----------      ----------
  Net income                                        $       30       $    1,702      $    1,863      $    2,185
                                                    ==========       ==========      ==========      ==========

  Net income per share, basic                       $     0.00       $     0.25      $     0.21      $     0.33
  Net income per share, diluted                     $     0.00       $     0.21      $     0.19      $     0.28

  Weighted average shares outstanding, basic             8,860            6,683           8,798           6,566
  Weighted average shares outstanding, diluted           9,871            7,991           9,846           7,690


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Six months ended
                                                                        March 31,
                                                                 -----------------------
                                                                   2000           1999
                                                                 --------       --------
  Cash flows from operating activities:
     Net income                                                  $  1,863       $  2,185
     Adjustments to reconcile net income to net
       cash provided by  operating activities:
       Depreciation and amortization                                  557            403
       Stock compensation expense                                     544             --
       Gain on sale of marketable securities                           --            (27)
       Loss on disposal of fixed assets                                --            220
     Changes in assets and liabilities:
       Accounts receivable                                          2,337            745
       Inventories                                                   (878)          (543)
       Prepaid expenses and other current assets                    1,388           (324)
       Other assets                                                   (20)            (4)
       Accounts payable                                              (359)           778
       Income taxes payable                                        (1,300)           905
       Accrued expenses and other current liabilities              (1,182)             3
                                                                 --------       --------
       Net cash provided by operating activities                    2,950          4,341
                                                                 --------       --------

  Cash flows from investing activities:
      Sales of marketable securities
                                                                       --          6,000
      Purchases of property and equipment                            (923)          (684)
                                                                 --------       --------
        Net cash provided by (used in) investing activities          (923)         5,316
                                                                 --------       --------

  Cash flows from financing activities:
      Proceeds from issuance of common stock, net                     867         49,320
      Principal payments on note payable to related party              --         (5,000)

      Transfer of funds to related party, net                          --         (1,508)
                                                                 --------       --------
        Net cash provided by financing activities                     867         42,812
                                                                 --------       --------

  Net increase in cash and cash equivalents                         2,894         52,469
  Cash and cash equivalents at beginning of period                 70,086          4,084
                                                                 --------       --------
  Cash and cash equivalents at end of period                     $ 72,980       $ 56,553
                                                                 ========       ========


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

    The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K for period ending September 30, 1999. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of March 31, 2000 and its results of operations for the three month and six month periods ended March 31, 2000 and 1999, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year. The Company operates in a single industry segment.

NOTE 2. NET INCOME PER SHARE:

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three month and six month periods ended March 31, 2000 and 1999 are presented below (in thousands, except per share amounts).


                                                                Three months ended      Six months ended
                                                                     March 31,              March 31,
                                                                ------------------------------------------

                                                                  2000        1999        2000        1999
                                                                ------      ------      ------      ------
  Net income                                                    $   30      $1,702      $1,863      $2,185
                                                                ======      ======      ======      ======

  Shares used in computing net income per share:
      Basic                                                      8,860       6,683       8,798       6,566
      Dilutive effect of stock options                           1,011       1,308       1,048       1,124
                                                                ------      ------      ------      ------
      Diluted                                                    9,871       7,991       9,846       7,690
                                                                ======      ======      ======      ======

  Net income per share:
      Basic                                                     $ 0.00      $ 0.25      $ 0.21      $ 0.33
                                                                ======      ======      ======      ======
      Diluted                                                   $ 0.00      $ 0.21      $ 0.19      $ 0.28
                                                                ======      ======      ======      ======

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedger transaction. All of the Company's revenue and costs are denominated in U.S. Dollars, and to date the Company has not entered into any material derivative contracts. The company does not expect that the adoption of SFAS No. 133 will have a material effect on its financial statements. The effective date of SFAS No. 133 as amended by SFAS No. 137 will be for fiscal years beginning after June 15, 2000.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the first quarter of fiscal 2001 and are currently studying the impact of SAB 101 on our financial statements. During the three months ended March 31, 2000, the Company deferred revenue recognition relating to an order from a major customer which was shipped FOB destination on March 31, 2000. Revenue from this shipment was recognized in April 2000 upon receipt of goods by the customer.

NOTE 4. STAC LOAN:

    During the three-month period ended March 31, 1999, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

NOTE 5. LEGAL MATTERS:

    The Company and certain of its officers and directors have been named as defendants in several substantially similar securities class action lawsuits filed in October 1999 in the United States district Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including
Section 10(b) of the Securities Exchange Act of 1934. A consolidated amended complaint was filed on March 17, 2000, The Company filed its motion to dismiss the complaint on April 14, 2000.

    The Company believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties, and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial position or results of operations.

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

OVERVIEW

    Hi/fn, which operates in a single industry segment, designs, develops and markets high-performance multi-protocol packet processors--semiconductor devices designed to enable secure, high-bandwidth network connectivity and efficient storage of business information. The Company's packet processor products perform the computation-intensive tasks of compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. The Company's products are used in networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown:


                                           Three months ended         Six months ended
                                                March 31,                 March 31,
                                          --------------------       -------------------
                                           2000          1999         2000         1999
                                          ------        ------       ------       ------

  Net revenues                               100%          100%         100%         100%
  Cost of revenues                            23            26           22           27
                                          ------        ------       ------       ------
  Gross profit                                77            74           78           73
                                          ------        ------       ------       ------
  Operating expenses:
        Research and development              52            18           42           21
        Sales and marketing                   24            15           20           17
        General and administrative            13             8           10           11
                                          ------        ------       ------       ------
            Total operating expenses          89            41           72           49
                                          ------        ------       ------       ------
  Income from operations                     (12)           32            6           24
  Other income/(expense), net                 12             1           11            1
                                          ------        ------       ------       ------
  Income before income taxes                   0            33           17           25
  Provision for income taxes                   0            13            7           10
                                          ------        ------       ------       ------
  Net income                                   0%           20%          10%          15%
                                          ======        ======       ======       ======


     Revenue. Revenue decreased 6% to $8.1 million for the quarter ended March 31, 2000 from $8.7 million for the quarter ended March 31, 1999. The decrease in revenue was due primarily to lower sales of semiconductor units to storage customers while revenue increased to networking customers due to higher unit sales at higher average selling prices. Sales to the Company's largest customer, Quantum Corporation ("Quantum") represented 43% of revenue for the second fiscal quarter of 2000 compared to 56% of revenue for the second fiscal quarter of 1999. Revenue for the first six months of fiscal 2000 were $18.2 million, an increase of 23% from the $14.8 million reported for the first six months of fiscal 1999. The increase in revenue is primarily due to growth in unit sales to networking customers being partially offset by a decline in unit volume to our storage customers.

    Gross Margin. Cost of revenue consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 77% for the quarter ended March 31, 2000 from the 74% for the quarter ended March 31, 1999 primarily due to higher margins associated with networking products and lower unit costs negotiated with manufacturing partners. Gross margin for the six months ended March 31, 2000 were 78% compared to 73% for the six months ended March 31, 1999. The increase is primarily due to the increased mix of higher gross margin networking customers during the current fiscal year.

    Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $4.2 million and $1.6 million for the quarters ended March 31, 2000 and 1999, respectively and $7.6 million and $3.1 million for the six month periods ended March 31, 2000 and 1999, respectively. The increase was due primarily to personnel and consulting services associated with the development of semiconductor and software products. The Company has made, and intends to continue to make, substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that product development programs invested in by the Company will be successful or that the products resulting from such programs will achieve market acceptance.

    Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.9 million and $1.3 for the three month periods ended March 31, 2000 and 1999, respectively, and $3.6 million and $2.5 million for the six month period ended March 31, 2000 and 1999, respectively. The increases for the three and six month periods ended March 31, 2000 are due primarily to commission payments and outside services.

    General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.1 million and $713,000 for the three month periods ended March 31, 2000 and 1999, respectively, and $1.9 million and $1.6 million for the six month periods ended March 31, 2000 and 1999, respectively. The increases for the three and six month periods ended March 31, 2000 are due primarily to additional personnel costs and professional services.

     Interest Income and Expense. Net interest income was $1.0 million for the three month period ended March 31, 2000 and $15,000 for the three month period ended March 31, 1999. Net interest income was $2.0 million and $38,000 for the six months ended March 31, 2000 and 1999. The increases in interest income for the three and six month periods ended March 31, 2000 were due to the higher availability of cash during those periods. During the three month period ended March 31, 1999, the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised $49.2 million, net of offering expenses.

    Income Taxes. The effective income tax rate for the three and six month periods ended March 31, 2000 and 1999 was 40% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until the spin-off from Stac, in December 1998, the Company depended upon Stac for financing its operations and capital requirements. During the three month period ended March 31, 1999 the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised $49.2 million, net of offering expenses. On April 19, 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the company's common stock, which yielded an additional $9.3 million to the Company. At March 31, 2000, cash and cash equivalents, and marketable securities were approximately $73.0 million compared to $70.1 million at September 30, 1999

    Net cash provided by operating activities was $3.0 million and $4.3 million for the six month periods ended March 31, 2000 and 1999, respectively. Net cash provided by operating activities in each of these periods was primarily the result of net income before non-cash charges and decreases in accounts receivables, offset by increases in inventories and accrued expenses.

    Net cash provided by (used in) investing activities was $(923,000) and $5.3 million for the six month periods ended March 31, 2000 and 1999, respectively. Net cash used in investing activities for the six month period ended March 31, 2000 was related to the purchase of property and equipment. During the six month period ended March 31, 1999, the company sold marketable securities totaling $6.0 million, offset by the purchase of $684,000 of property and equipment.

    Net cash provided by financing activities was $0.9 million and $42.8 million for the six month periods ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities during the six month period ending March 31,2000 was a result of proceeds received from the issuance of common stock. During the six month period ended March 31, 1999, the Company issued an equity offering of 1.6 million shares of common stock at a price of $33 per share and raised $49.2 million net of offering expenses, which was offset by a $6.5 million payment to a related party.

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

Our Products Are Subject To Export Restrictions.

     The encryption algorithms embedded in our products are a key element of our packet processor architecture. Early in 2000, the U.S. Department of Commerce eased restrictions on the export of encryption products. Our strong encryption processors and software have been approved for export to non-government end users and will therefore no longer require individual reviews or export licenses for commercial sales. Until recently, these products were subject to U.S. Department of Commerce export control restrictions. Our network equipment customers could only export products incorporating encryption technology if they obtain an export license. These U.S. export laws also prohibit the export of encryption products to a number of countries deemed by the U.S. to be hostile. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce commodity jurisdiction. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than our network equipment customers. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. The sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required licenses or by the costs of compliance.

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

    The Company and certain of its officers and directors have been named as defendants in several substantially similar class action lawsuits filed in October 1999 in the United States district Court for the Northern District of California. The plaintiffs in theses actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. A consolidated amended complaint was filed on March 17, 2000, The Company filed its motion to dismiss the complaint on April 14, 2000.

    The Company believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at March 31, 2000 would not have a material effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk - All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 25, 2000. At the meeting, the following proposals received the votes listed below:

Proposal I: Election of Raymond J. Farnham as a Class I Director for a term of three years expiring 2003

                       Votes for:  7,775,914
                       Votes withheld:  21,700

The Company's Board of Directors is currently comprised of five members who are divided into three classes with overlapping three-year terms. The term for Class II directors (Robert W. Johnson and Taher Elgamal) will expire at the meeting of stockholders to be held in 2001. The term for Class III directors (Douglas L. Whiting and Albert E. Sisto) will expire at the meeting of stockholders to be held in 2002.

Proposal II: Approval of an amendment to the Company's 1996 Stock Option Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 425,000 shares to 3,474,900 shares

                       Votes for:  7,334,092
                       Votes against:  443,486
                       Abstentions:  20,036

Proposal III: Approval of ratification of the appointment of Pricewaterhousecoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2000

                       Votes for:  7,782,548
                       Votes against:  10,489
                       Abstentions:  4,577

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    hi/fn, inc. (Registrant)

Date: May 15, 2000                  By:  /s/   William R. Walker
                                        --------------------------------------
                                    William R. Walker Vice President, Finance,
                                     Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS



    EXHIBIT
     NUMBER                     DESCRIPTION
     ------                     -----------
       27            Financial Data Schedule