Form 10-Q/A
period 2000-03-31
HI/FN INC
filed 2000-08-11
CIK 1065246

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

ITEM 1:  FINANCIAL STATEMENTS



                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                                              March 31,       September 30,
                                                                2000               1999
                                                           -------------      -------------
  ASSETS

  Current assets:
       Cash & cash equivalents                             $      72,980      $      70,086
       Accounts receivable, net                                    4,383              6,720
       Inventories                                                 2,446              1,568
       Deferred  income taxes                                      1,559              1,559
       Prepaid expenses and other current assets                   2,695                701
                                                           -------------      -------------
           Total current assets                                   84,063             80,634

  Property and equipment, net                                      2,812              2,389
  Deferred income taxes                                              218                218
  Other assets                                                       252                289
                                                           -------------      -------------
                                                           $      87,345      $      83,530
                                                           =============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable                                            2,102              2,461
       Income taxes payable                                            0              1,300
       Accrued expenses and other current liabilities              2,538              3,720
                                                           -------------      -------------
           Total current liabilities                               4,640              7,481

  Stockholders' equity:
       Common stock                                                    9                  9
       Additional paid in capital                                 66,901             62,108
       Retained earnings                                          15,795             13,932
                                                           -------------      -------------
           Total stockholder's equity                             82,705             76,049
                                                           -------------      -------------
                                                           $      87,345      $      83,530
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

                                    hi/fn, inc. (Registrant)

Date: August 11, 2000               By:  /s/   William R. Walker
                                        --------------------------------------
                                    William R. Walker Vice President, Finance,
                                     Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS



    EXHIBIT
     NUMBER                     DESCRIPTION
     ------                     -----------
      27.1            Financial Data Schedule