Form 10-Q
period 2000-06-30
HI/FN INC
filed 2000-08-11
CIK 1065246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.


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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, par value of $0.001, as of August 8, 2000 was 8,975,969.

                                  HI/FN, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet at June 30, 2000 and September 30, 1999          3

         Condensed Statement of Operations for the three months and
           nine months ended June 30, 2000 and 1999                               4

         Condensed Statement of Cash Flows for the nine months ended
           June 30, 2000 and 1999                                                 5

         Notes to Condensed Financial Statements                                 6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             7-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                        20

Signatures                                                                       21

ITEM 1:  FINANCIAL STATEMENTS



                                   HI/FN, INC.
                             CONDENSED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                                            June 30,      September 30,
                                                              2000            1999
                                                            --------      -------------
ASSETS

Current assets:
     Cash & cash equivalents                                $77,382         $70,086
     Accounts receivable, net                                 3,980           6,720
     Inventories                                              1,802           1,568
     Deferred  income taxes                                   1,559           1,559
     Prepaid expenses and other current assets                1,604             701
                                                            -------         -------
         Total current assets                                86,327          80,634

Property and equipment, net                                   2,790           2,389
Deferred income taxes                                           218             218
Other assets                                                    223             289
                                                            -------         -------
                                                            $89,558         $83,530
                                                            =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         1,464           2,461
     Income taxes payable                                        --           1,300
     Accrued expenses and other current liabilities           2,593           3,720
                                                            -------         -------
         Total current liabilities                            4,057           7,481

Stockholders' equity:
     Common stock                                                 9               9
     Additional paid in capital                              67,367          62,108
     Retained earnings                                       18,125          13,932
                                                            -------         -------
         Total stockholder's equity                          85,501          76,049
                                                            -------         -------
                                                            $89,558         $83,530
                                                            =======         =======


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                        Three months ended              Nine months ended
                                                              June 30,                       June 30,
                                                     -----------------------         -----------------------
                                                       2000            1999            2000            1999
                                                     -------         -------         -------         -------
Revenues                                             $12,319         $12,514         $30,503         $27,324
Cost of revenues                                       2,824           3,045           6,862           7,090
                                                     -------         -------         -------         -------
Gross profit                                           9,495           9,469          23,641          20,234
                                                     -------         -------         -------         -------

Operating expenses:
      Research and development                         3,281           2,066          10,834           5,124
      Sales and marketing                              2,317           1,702           5,932           4,214
      General and administrative                       1,103             755           2,978           2,346
                                                     -------         -------         -------         -------
          Total operating expenses                     6,701           4,523          19,744          11,684
                                                     -------         -------         -------         -------

Operating income                                       2,794           4,946           3,897           8,550

Interest and other income, net                         1,088             784           3,091             822
                                                     -------         -------         -------         -------
Income before income taxes                             3,882           5,730           6,988           9,372
Provision for income taxes                             1,552           2,292           2,795           3,749
                                                     -------         -------         -------         -------
Net income                                           $ 2,330         $ 3,438         $ 4,193         $ 5,623
                                                     =======         =======         =======         =======

Net income per share, basic                          $  0.26         $  0.40         $  0.47         $  0.75
Net income per share, diluted                        $  0.24         $  0.35         $  0.43         $  0.65

Weighted average shares outstanding, basic             8,931           8,534           8,865           7,492
Weighted average shares outstanding, diluted           9,665           9,774           9,843           8,624


       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   HI/FN, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine months ended
                                                                                  June 30,
                                                                         --------------------------
                                                                           2000              1999
                                                                         --------          --------

Cash flows from operating activities:
  Net income                                                            $  4,193          $  5,623
  Adjustments to reconcile net income to net
    cash provided by  operating activities:
    Depreciation and amortization                                            880               622
    Stock compensation expense                                               557                --
    Gain on sale of marketable securities                                     --               (27)
    Loss on disposal of fixed assets                                          --               226
  Changes in assets and liabilities:
    Accounts receivable                                                    2,740              (864)
    Inventories                                                             (234)             (647)
    Prepaid expenses and other current assets                                (38)             (501)
    Other assets                                                             (19)               (4)
    Accounts payable                                                        (997)              301
    Income taxes payable                                                   1,217             1,234
    Accrued expenses and other current liabilities                        (1,127)              639
                                                                        --------          --------

      Net cash provided by operating activities                            7,172             6,602
                                                                        --------          --------

Cash flows from investing activities:
  Sales of marketable securities                                              --             6,000
  Purchases of property and equipment                                     (1,196)             (987)
                                                                        --------          --------
      Net cash provided by (used in) investing activities                 (1,196)            5,013
                                                                        --------          --------


Cash flows from financing activities:
  Proceeds from issuance of common stock, net                              1,320            59,003
  Payment on note receivable from stockholder                                 --               100
  Principal payments on note payable to
    related party                                                             --            (5,000)
  Transfer of funds to related party, net                                     --            (1,508)
                                                                        --------          --------
      Net cash provided by financing activities                            1,320            52,595
                                                                        --------          --------

Net increase in cash and cash equivalents                                  7,296            64,210
Cash and cash equivalents at beginning of period                          70,086             4,084
                                                                        --------          --------
Cash and cash equivalents at end of period                              $ 77,382          $ 68,294
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

    The accompanying condensed unaudited financial statements of hi/fn, inc. ("Hi/fn" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K for period ending September 30, 1999. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of June 30, 2000 and its results of operations for the three month and nine month periods ended June 30, 2000 and 1999, respectively. These condensed unaudited financial statements are not necessarily indicative of the results to be expected for the entire year. The Company operates in a single industry segment.

NOTE 2. NET INCOME PER SHARE:

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three month and nine month periods ended June 30, 2000 and 1999 are presented below (in thousands, except per share amounts).

                                              Three months ended             Nine months ended
                                                   June 30,                       June 30,
                                             ---------------------         ---------------------
                                              2000           1999           2000           1999
                                             ------         ------         ------         ------
Net income                                   $2,330         $3,438         $4,193         $5,623
                                             ======         ======         ======         ======

Weighted Average shares outstanding:
  Basic                                       8,931          8,534          8,865          7,492
  Dilutive effect of stock options              734          1,240            978          1,132
                                             ------         ------         ------         ------
  Diluted                                     9,665          9,774          9,843          8,624
                                             ======         ======         ======         ======

Net income per share:
  Basic                                      $ 0.26         $ 0.40         $ 0.47         $ 0.75
                                             ======         ======         ======         ======
  Diluted                                    $ 0.24         $ 0.35         $ 0.43         $ 0.65
                                             ======         ======         ======         ======

    For the three month period ended June 30, 2000 and 1999, options to purchase 937,659 and 12,412 shares, respectively, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the quarter. For the nine months ended June 30, 2000 and 1999, options to purchase 214,182 and 47,603 shares, respectively, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the quarter.

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

    In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

NOTE 4. RELATED PARTY LOAN:

    During the three-month period ended December 31, 1998, the Company entered into a $5.0 million loan agreement with its former parent company, Stac, Inc. which was due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. In March 1999, the entire $5.0 million loan was repaid.

NOTE 5. LEGAL MATTERS:

    The Company and certain of its officers and directors have been named as defendants in several substantially similar securities class action lawsuits filed in October 1999 in the United States district Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including
Section 10(b) of the Securities Exchange Act of 1934. A consolidated amended complaint was filed on March 17, 2000. The Company moved to dismiss the complaint, and the motion is under submission with the Court.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown:

                                         Three months ended          Nine months ended
                                               June 30,                   June 30,
                                          -----------------          -----------------
                                          2000         1999          2000         1999
                                          ----         ----          ----         ----
Net revenues                               100%         100%         100%         100%
Cost of revenues                            23           24           22           26
                                           ---          ---          ---          ---
Gross profit                                77           76           78           74
                                           ---          ---          ---          ---
Operating expenses:
      Research and development              26           16           36           19
      Sales and marketing                   19           14           19           15
      General and administrative             9            6           10            9
                                           ---          ---          ---          ---
          Total operating expenses          54           36           65           43
                                           ---          ---          ---          ---
Income from operations                      23           40           13           31
Interest and other income, net               9            6           10            4
                                           ---          ---          ---          ---
Income before income taxes                  32           46           23           35
Provision for income taxes                  13           18            9           14
                                           ---          ---          ---          ---
Net income                                  19%          28%          14%          21%
                                           ===          ===          ===          ===

     Revenues. Revenues decreased 1.6% to $12.3 million for the quarter ended June 30, 2000 from $12.5 million for the quarter ended June 30, 1999. The decrease in revenues was due primarily to lower sales of semiconductor units to storage customers. Sales to networking customers increased due to higher unit sales at higher average selling prices. Sales to the Company's two largest customer, Lucent Technology ("Lucent") and Quantum Corporation ("Quantum") represented 47% and 29% of revenue for the third fiscal quarter of 2000 respectively, compared to 36% and 47% of revenues for the third fiscal quarter of 1999. Revenues for the first nine months of fiscal 2000 was $30.5 million, an increase of 11.6% from the $27.3 million reported for the first nine months of fiscal 1999. The increase in revenue is primarily due to growth in unit sales to networking customers being partially offset by a decline in unit volume to our storage customers.

    Gross Margin. Cost of revenues consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin increased to 77% for the quarter ended June 30, 2000 from 76% for the quarter ended June 30, 1999 primarily due the increased mix of higher gross margin for networking products and lower unit costs negotiated with manufacturing partners. Gross margin for the nine months ended June 30, 2000 was 78% compared to 74% for the nine months ended June 30, 1999. The increase is primarily due to the increased mix of higher gross margin networking customers during the current fiscal year and lower unit costs negotiated with manufacturing partners.

    Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $3.3 million and $2.1 million for the quarters ended June 30, 2000 and 1999, respectively, and $10.8 million and $5.1 million for the nine month periods ended June 30, 2000 and 1999, respectively. The increase was due primarily to the addition of personnel and an increase in consulting services associated with the development of semiconductor and software products. The Company has made, and intends to continue to make, substantial investments in the technologies that form the core of its packet processors, with the goal of providing price-performance product alternatives and enabling broad adoption and deployment of packet processing functionality. However, there can be no assurance that product development programs invested in by the Company will be successful or that the products resulting from such programs will achieve market acceptance.

    Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.3 million and $1.7 million for the three month periods ended June 30, 2000 and 1999, respectively, and $5.9 million and $4.2 million for the nine month period ended June 30, 2000 and 1999, respectively. The increases for the three and nine month periods ended June 30, 2000 are due primarily to commission payments, personnel costs and outside services.

    General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.1 million and $755,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $3.0 million and $2.3 million for the nine month periods ended June 30, 2000 and 1999, respectively. The increases for the nine month periods ended June 30, 2000 are due primarily to additional personnel costs and professional services.

    Interest and Other Income, net. Interest and other income, net was $1.1 million for the three month period ended June 30, 2000 and $783,000 for the three month period ended June 30, 1999. Interest and other income, net was $3.1 million and $822,000 for the nine months ended June 30, 2000 and 1999. The increases in interest and other income, net for the three and nine month periods ended June 30, 2000 were due to the higher availability of cash during those periods.

    Income Taxes. The effective income tax rate for the three and nine month periods ended June 30, 2000 and 1999 was 40% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until the spin-off from Stac, in December 1998, the Company depended upon Stac for financing its operations and capital requirements. During the nine month period ended June 30, 1999 the Company issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised $49.2 million, net of offering expenses. On April 19, 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the company's common stock, which yielded an additional $9.3 million to the Company. At June 30, 2000, cash and cash equivalents, and marketable securities were approximately $77.4 million compared to $70.1 million at September 30, 1999

    Net cash provided by operating activities was $7.2 million and $6.6 million for the nine month periods ended June 30, 2000 and 1999, respectively. Net cash provided by operating activities for the nine month period ended June 30, 2000 was primarily the result of net income before non-cash charges and a decrease in accounts receivable, offset by decreases in accounts payable and accrued expenses and an increase in income taxes payable. Net cash provided by operating activities for the nine month period ended June 30, 1999 was primarily the result of net income before non-cash charges and increases in accounts payable, income taxes payable and accrued expenses, offset by increases in accounts receivable, inventory and prepaid expenses.

    Net cash (used in) provided by investing activities was $(1.2) million and $5.0 million for the nine month periods ended June 30, 2000 and 1999, respectively. Net cash used in investing activities for the nine month period ended June 30, 2000 was related to the purchase of property and equipment. During the nine month period ended June 30, 1999, the company sold marketable securities totaling $6.0 million, offset by the purchase of $987,000 of property and equipment.

      Net cash provided by financing activities was $1.3 million and $52.6 million for the nine month periods ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities during the nine month period ending June 30, 2000 was a result of proceeds received from the issuance of common stock. During the nine month period ended June 30, 1999, the Company issued an equity offering of 1.6 million shares of common stock at a price of $33 per share and raised $49.2 million net of offering expenses.

On April 19, 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the company's common stock, which yielded an additional $9.3 million to the Company, which was offset by a $6.5 million payment to a related party.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

    In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

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

Our Products Are Subject To Export Restrictions.

    The encryption algorithms embedded in our products are a key element of our packet processor architecture. These products have been subject to U.S. Department of Commerce export control regulations. Our network equipment customers could only export products incorporating encryption technology if they submit documentation for a one-time review by the Bureau of Export Administration. These U.S. export laws also prohibited the export of encryption products to a number of countries deemed by the U.S. to be hostile. These restrictions are being relaxed however, foreign competitors facing less stringent controls on their products may be more competitive in the global market than our network equipment customers. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. The sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required licenses or by the costs of compliance.

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

We Face Risks Associated With Acquisitions.

    We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. On May 12, 2000 we entered a definitive agreement to acquire all outstanding shares, options and obligations of Apptitude, Inc., a privately held California Corporation for 1.2 million shares of Hi/fn stock plus $20 million in cash. The acquisition is expected to close during the fourth fiscal quarter of 2000. We are not currently negotiating any other acquisitions, but we may make acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

    The Company and certain of its officers and directors have been named as defendants in several substantially similar securities class action lawsuits filed in October 1999 in the United States district Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased the Company's common stock between July 26, 1999 through October 7, 1999. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including
Section 10(b) of the Securities Exchange Act of 1934. A consolidated amended complaint was filed on March 17, 2000. The Company moved to dismiss the complaint, and the motion is under submission with the Court.

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

                                       hi/fn, inc. (Registrant)

Date: August 11, 2000                  By:  /s/   William R. Walker
                                            ----------------------------------
                                       William R. Walker Vice President,Finance,
                                       Chief Financial Officer and Secretary
                                       (principal financial and accounting
                                       officer)

                                INDEX TO EXHIBITS



 EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------
   27.1    Financial Data Schedule