Form 10-K
period 2000-09-30
HI/FN INC
filed 2000-12-26
CIK 1065246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2000: $336,068,886 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of shares outstanding of the Registrant's Common Stock as of December 11, 2000, was 10,079,353.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders to be held February 23, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor provisions created by such statutes. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties within the section of this report entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     hi/fn, inc., together with its subsidiary, (the "Company" or "Hifn") is a flow classification and network security specialist company supplying most major network equipment vendors ("NEVs") with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hifn's products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

     Hifn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hifn's encryption/compression and public key processors provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hifn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

     Hifn's flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Hifn's flow classification solutions provide precise details about packets and data traversing a network and is used in deploying quality of service ("QoS") and classes of service ("CoS"), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

INDUSTRY BACKGROUND

     The dramatic growth in business use of Internet technology has resulted in the ability to make information available to anyone, from anywhere and at any time. An increasingly mobile workforce, increased telecommuting and the need to connect branch offices, customers, suppliers and other business partners to the corporate network, have stressed the capabilities of existing network and storage infrastructures. To deliver on the economic promise of Internet technology as a business tool, Hifn believes that corporations require three critical capabilities: secure, high-bandwidth network connectivity among geographically dispersed constituents, increased services related directly to business-critical functions and applications, and efficient storage of business information.

THE NEED FOR ENHANCED BANDWIDTH AND SECURITY IN CORPORATE NETWORKS

     Data traffic over local and wide area networks ("LANs" and "WANs") is growing at an unprecedented pace, forcing corporate network managers to upgrade their network architectures to meet these demands. Traditional solutions businesses utilize to meet these means include leased-line connections to branch/remote offices and dial-up Integrated Services Digital Network (ISDN) (e.g. analog modem, broadband or cable access devices, Digital Subscriber Line
(DSL)) connections to support mobile workers and telecommuters. As businesses migrate from using traditional solutions toward using the public Internet the need to differentiate between business-critical functions and general use of the public Internet becomes vital.

THE HIFN SOLUTION

     Hifn is a flow classification and network security specialist company supplying most major NEVs with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hifn believes that its patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and gives its products a strong competitive advantage. By offering a wide range of high-performance implementations of its patented, standards-compliant technology, Hifn is able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their products to market faster.

     Hifn's patented Lempel-Ziv-Stac compression technology ("LZS") is incorporated into several networking protocol standards, including Point-to-Point Protocol ("PPP") and the frame relay protocol, allowing network equipment vendors to rapidly integrate proven solutions for mitigating the costs associated with traditional private leased-line network architectures. The Microsoft Point-to-Point ("MPPC") implementation of Hifn's patents, developed by Microsoft, is incorporated into the PPP and Point-to-Point Tunneling Protocol ("PPTP") implementations of the Windows 95, 98, ME, NT and 2000 operating systems. Hifn offers high-performance compression processors that implement LZS and MPPC. Hifn also licenses software implementations of LZS and MPPC to industry-leading network equipment vendors for use in their networking products.

     In support of emerging VPN architectures, Hifn has led the industry by introducing the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security ("IPSec") protocol. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls. Hifn also licenses a complete and portable software implementation of the IPSec protocol, allowing network vendors to get to market more quickly with their VPN implementations at a fraction of the cost of internal software development efforts.

     Businesses are increasingly dependent upon the public Internet in conducting their normal business operations. Unlike the traditional telecommunications network used by businesses communicate, the public

Internet is vastly more complex and unreliable. In addition, there is currently an overall lack of differentiation or prioritization of business-critical functions from general use of the Internet. Rather, these functions are bundled together and use the same resources throughout the public Internet. Hifn's flow classification solutions enable the integration of precise differentiation and measurement of business-critical transactions within NEV devices. This feature allows the creation of differentiated services within the public Internet.

     Hifn's line of compression processors targeted at back-up storage applications provides storage equipment vendors high-performance implementations of Hifn's patented compression technology, doubling the capacity and performance of mid-to high-end tape drive systems. The LZS implementation of Hifn's patents is used in the Digital Linear Tape ("DLT") tape drive products from Quantum. The Adaptive Lossless Data Compression ("ALDC") implementation of Hifn's patents, developed by IBM, is used in a variety of tape storage products, including the Travan style of quarter-inch cartridge tape drives.

ACQUISITION

     Hifn's acquisition of flow classification technology enhances its offering of network packet processing products, enabling its NEVs to add unique traffic differentiation capabilities to their products. In August 2000, Hifn completed its acquisition of Apptitude, Inc. ("Apptitude"), a provider of embedded Internet traffic analysis solutions. The transaction was achieved through a merger of Apptitude with and into a wholly-owned subsidiary of Hifn. In connection with the acquisition, Hifn issued an aggregate 972,362 shares of common stock to the shareholders of Apptitude. Hifn assumed all outstanding options of Apptitude and provided for the issuance of 230,540 shares of Hifn common stock upon exercise of such options. Hifn further provided for the issuance of an additional 456,612 Hifn shares relating to stock options granted to Apptitude employees for retention purposes. The acquisition resulted in a $4.1 million write-off of in-process research and development in the fourth quarter of fiscal 2000.

     In addition to the tangible assets and liabilities assumed with the acquisition of Apptitude, Hifn also acquired the following intangible assets:

          - Developed and core technology. Developed and core technology was comprised of all technology used in the existing products of Apptitude at the time of the acquisition and which had reached technological feasibility. This includes Apptitude's MeterFlow and MeterWorks products.

          - In-process research and development. Apptitude was in the process of developing its MeterFlow application specific integrated circuit ("ASIC") product and, as this product was not developed at the time of the acquisition, was determined to be in-process technology.

          - Workforce. Apptitude's workforce consisted primarily of highly skilled engineers with specialized experience in flow classification and traffic analysis. This workforce has been valued as an intangible asset of the acquisition as it would be difficult and expensive to recreate.

          - Patents. As of the acquisition date, Apptitude had pending patent applications for its existing products. Value was allocated to such patents as it was determined that the patents were for the developed and core technologies of Apptitude for which future revenue streams are expected.

CUSTOMERS AND PRODUCTS

     A number of leading manufacturers of network and storage equipment have designed products that incorporate Hifn's products. To date, Hifn has secured several design wins with networking and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of Hifn's packet processors or an evaluation board and initiated a product design that incorporates Hifn's packet processors. During the design-in process, Hifn works with each customer, providing training on Hifn's products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting its products into volume production. There can be no assurance that any of the design wins secured by Hifn will result in demand for Hifn's products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends and Uncertainties -- Our Business

Depends Upon The Development Of The Packet Processor Market" and "-- We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change."

     At September 30, 2000, Hifn had a backlog of semiconductor orders representing $18.0 million of products deliverable to customers over the 6 months following the placement of these orders. Because Hifn quotes product lead times to customers of approximately three months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

     Hifn's products -- compression processors, encryption/compression processors, public key processors, flow classification software -- provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance tape storage devices. Hifn also offers evaluation boards to assist customers in the evaluation of Hifn's products.

     Network Bandwidth Enhancement Products. Hifn's 9710, 9711 and 9751 high-performance compression processors provide essential bandwidth-enhancement for network equipment such as routers, remote access concentrators, broadband access equipment and switches. These products provide flexible bus interfaces and a variety of memory configuration options to allow customers to tailor their uses to meet a variety of network system requirements. Hifn licenses a line of software compression libraries that provide similar functionality to its line of compression processor products for low-performance applications such as modems and ISDN links. The software products are offered in source and object code toolkits.

     Network Security Products. The Hifn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman ("RSA") public key cryptosystem as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm ("DSA")). Hifn's 7711, 7751, 7811 and 7851 high-performance encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. The 7711, 7751, 7811 and 7851 provide a flexible bus interface and a variety of memory configuration options to allow adaptation to meet a variety of network system requirements. The 7711 and 7751 are pin-compatible with the 9711 and 9751 compression processors, respectively, providing customers with an easy upgrade path from compression to encryption/compression. Hifn also licenses a portable, source code implementation of the IPSec protocol. For data communication applications such as xDSL and cable modems, the Hifn 7901 and 7951 provide the industry's first complete broadband security processors implementing support of data compression, encryption and authentication algorithms. In addition, the 7901 and 7951 also include a public key math processor and a true hardware random number generator
(RNG) to support the public key cryptography required for key generation, exchange and authentication. Both allow the customer to reduce chip count and design time by offering a glueless interface to well known bus interfaces. The 7901 comes equipped with a glueless interface to the Motorola MPC850/860 processors, and the 7951 has a PCI Revision 2.1-compliant interface allowing direct connection to a PCI-based system.

     Network Flow Classification Products. Hifn's MeterFlow software provides comprehensive data to support the differentiation of business-critical application network traffic from other general-purpose network traffic. MeterFlow provides additional information on the performance of these application transactions and flows in network equipment devices to support the deployment of Integrated and Differentiated Services. These functions are the key to enabling QoS and CoS in routers, switches and network security appliances.

     Storage Enhancement Products. Hifn's 9600, 9610 and 9732 high-performance compression processors provide a typical doubling of capacity and performance for mid-to high-end tape drive products.

     Evaluation Boards. To facilitate the adoption of its semiconductor devices, Hifn designs system-level boards that resemble actual end-products or subsystems. Hifn's evaluation boards include basic hardware and software that enable customers to expedite their designs by using the evaluation boards as a reference or by incorporating portions of them into their own designs. These boards are used as evaluation and development vehicles for each semiconductor device designed by Hifn.

TECHNOLOGY

     Hifn's multi-protocol packet processors are high-performance compression, encryption/compression, public key and flow classification processors that have been designed to meet the needs of networking and storage equipment vendors. Hifn believes that its patented compression technology, employed in its compression and encryption/compression processors, gives it a strong competitive advantage. In addition to core technologies that Hifn has developed, Hifn enhances the features and functionality of its products through the licensing of certain technologies from third parties.

     Compression Algorithms and Architectures. Hifn is the holder of key patents that cover a wide variety of lossless compression algorithms and their implementations. Specific implementations of Hifn's compression patents include the following compression algorithms: LZS, developed by Stac; MPPC, developed by Microsoft; and ALDC, developed by IBM. Hifn has continued to improve the performance, functionality and architectures of these compression techniques. For example, semiconductor implementations of the LZS algorithm have improved in performance by a factor of 40 in under four years. Through the use of various architectural implementations of its compression algorithms, Hifn is able to provide compression solutions over a broad price-performance spectrum.

     Encryption, Data Authentication and Public Key Algorithms. Hifn develops high-performance implementations of industry standard encryption algorithms (e.g., Digital Encryption Standard ("DES"), Triple-DES and Alternative Rivest Chiper 4 ("ARC4")) and data authentication algorithms (e.g., Message Digest 5 ("MD5") and Secure Hash Algorithm ("SHA1")). Coupled with its patent position in compression, Hifn is positioned to combine compression with encryption and data authentication as specified in the most widely used network security protocols, such as IPSec and PPTP. In addition, Hifn also implements public key cryptography algorithms which are used in a wide variety of network security protocols. Public key cryptography algorithms implemented by Hifn include the RSA-compatible and Diffie-Hellman algorithms as well as the RSA-compatible and DSA digital signature algorithms. Hifn's semiconductor products, including the RSA-compatible public key cryptosystem and the ARC4 and Alternative Rivest Cipher 5 ("ARC5") symmetric key encryption algorithms are compatible with RSA Data Security, Inc.'s Rivest Chiper ("RC")4 and RC5 algorithms.

     Flow Classification and Measurement Architectures. In August 2000, Hifn extended its reach into the packet processing area through the acquisition of Apptitude. Hifn has incorporated Apptitude's flow classification technology into a software solution for network equipment vendors. This technology has six patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow, Hifn's flow classification technology, enables network equipment vendors to add unique traffic differentiation capabilities to their products. Hifn's flow classification solutions provide precise details about packets and data traversing a network and are used in deploying quality of service ("QoS") and classes of service ("CoS"), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

     Integrated, High-Performance Packet Processing. Hifn is continuing to develop additional packet processing functionality, including the implementation of public key encryption algorithms and increased integration of computation-intensive security protocol processing functions. Performance improvements of Hifn's packet processing functions are expected to support gigabit speeds in the future.

INTELLECTUAL PROPERTY

     Hifn's future success and ability to compete are dependent, in part, upon its proprietary technology. Hifn relies in part on patent, trade secret, trademark, maskwork and copyright laws to protect its intellectual property. Hifn owns 12 United States patents and four foreign patents. Hifn also has two pending patent applications in Japan. The issued patents and patent applications primarily cover various aspects of Hifn's compression technology and have expiration dates ranging from 2006 to 2013. In addition to compression, Hifn has six pending patent applications in the United States, four in Europe and Asia (Japan) covering its flow classification technology. There are 2 pending patent applications in the United States covering Hifn's bandwidth management and rate shaping technology. There can be no assurance that any patents will be issued under Hifn's current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. There can be no assurance that any patents issued to Hifn will be adequate to safeguard and maintain Hifn's proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying Hifn's technology, designing around the patents owned by Hifn or otherwise obtaining and using Hifn's products, designs or other information. In addition, there can be no assurance that others will not develop technologies that are similar or superior to Hifn's technology.

     As is typical in the semiconductor industry, Hifn may in the future receive communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of Hifn's products and technologies. Although Hifn is not currently a party to any material litigation regarding intellectual property, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, Hifn's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to Hifn and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of Hifn or to defend Hifn against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on Hifn's business and operating results. There can be no assurance that the steps taken by Hifn to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

     In addition, Hifn claims copyright protection for certain proprietary software and documentation. Hifn attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although Hifn intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which Hifn's products are or may be manufactured or sold may not protect Hifn's products and intellectual property.

EXPORT RESTRICTIONS ON ENCRYPTION ALGORITHMS

     A key element of Hifn's packet processor architecture is the encryption algorithms embedded in its semiconductor and software products. These products are subject to export control regulations administered by the U.S. Department of Commerce. The regulations permit Hifn's domestic network equipment customers to export non-military specific products incorporating Hifn's encryption technology only after the finished product has received a one-time technical review from the Department of Commerce. In addition, those U.S. export control laws prohibit the export of many products, including any products with encryption, to a number of countries deemed hostile by the U.S. government (currently there are nine such countries). Furthermore, U.S. government regulations require export licenses from the Department of State for all military-specific products.

     U.S. export regulations have recently been liberalized to allow for the export of most encryption hardware, software, and technology to foreign non-government entities after the product receives a one-time technical review from the Commerce Department. The technical review process generally takes 30 days from the date the government logs the application into its computer system. In addition, the U.S. government now allows U.S. exporters to immediately ship products to both government and non-government end-users in the European Union and eight other friendly countries ("EU + 8") immediately upon submission of the required technical review paperwork. If exports to government end-users are required to countries outside of the EU + 8 group, an individual export license is required from the Department of Commerce. As a result of the recent liberalizations, Hifn's network equipment customers may be able to effectively compete with EU competitors. However, foreign competitors facing less stringent controls and who may have effectively established markets for their products prior to the relaxation of U.S. export restrictions may be able to compete more effectively than Hifn's network equipment customers in the global market. Furthermore, U.S. regulations are constantly changing and there is no assurance that the liberalizing trends will continue, that the list of products and countries for which export approval is required, or the regulatory policies with respect thereto, will not be revised from time to time, or that laws limiting the domestic use of encryption will not be enacted. The sale of Hifn's packet processors could be hindered or harmed by the failure of Hifn's network equipment customers to obtain the required technical reviews or by the costs of compliance. See "Sales, Marketing & Technical Support."

COMPETITION

     The networking and storage equipment markets into which Hifn sells its products are intensely competitive and are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, unit price erosion and the continued emergence of new industry standards. The semiconductor industry is also intensely competitive and is characterized by rapid technological change, product obsolescence and unit price erosion. Hifn expects competition to increase in the future from existing competitors and from companies that may enter Hifn's existing or future markets, including certain customers, with similar or substitute solutions that may be less costly or provide better performance or features than Hifn's products. To be successful in the future, Hifn must continue to respond promptly and effectively to changing customer performance, feature and pricing requirements, technological change and competitors' innovations. There can be no assurance that Hifn will be able to compete successfully against current and future competitors or that competitive pressures faced by Hifn will not materially adversely affect Hifn's business, financial condition and results of operations.

     Hifn's products compete with products from companies such as Analog Devices, Inc., Safenet, Inc., International Business Machines ("IBM"), Broadcom Corporation, Motorola, Inc. and Philips Corporation. In 1994, Stac entered into two license agreements with IBM where Stac granted IBM the right to use, but not sublicense, Hifn's patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, Hifn's compression technology in their software products. Stac's license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of Hifn's patents. Hifn also competes against software solutions that use general purpose microprocessors to run encryption algorithms and Hifn's software compression libraries. In addition, as noted above, Hifn's encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit Hifn's network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of Hifn's encryption/compression and public key processors to network equipment customers in the global market. We believe that the recent change to the U.S. export regulations will enable Hifn and its network equipment customers to obtain comparable footing with its European competitors. However, Hifn expects significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. Hifn may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of Hifn's existing and potential customers internally develop ASICs, general purpose microprocessors and other devices which attempt to perform all or a portion of the functions performed by Hifn's products.

     Many of Hifn's current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than Hifn. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than Hifn. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, National Semiconductor Corporation and Texas Instruments Incorporated have proprietary semiconductor manufacturing ability, preferred vendor status with many of Hifn's customers, extensive marketing power and name recognition, greater financial resources than Hifn and other significant advantages over Hifn. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that Hifn will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect Hifn's business, financial condition and results of operations.

     Hifn believes that important competitive factors in its markets are price-performance characteristics, rapid technological change, the continued emergence of new industry standards, length of development cycle, design wins with major network and storage equipment vendors, support for new network and storage standards, features and functionality, adaptability of products to specific applications, reliability, technical service and support and protection of products by effective utilization of intellectual property laws. The failure of Hifn to successfully develop products that compete successfully with those of other suppliers in the market would harm Hifn's business, financial condition and results of operations. In addition, Hifn must compete for the services of qualified distributors and sales representatives. To the extent that Hifn's competitors offer such distributors or sales representatives more favorable terms on a higher volume of business, such distributors or sales representatives may decline to carry, or discontinue carrying, Hifn's products. Hifn's business, financial condition and results of operations could be harmed by any failure to maintain and expand its distribution network. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Trends and Uncertainties -- Our Markets Are Highly Competitive."

RESEARCH AND DEVELOPMENT

     Hifn's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. Hifn has made and plans to continue to make substantial investments in research and development. Extensive product development input is obtained from customers and through Hifn's participation in industry organizations and standards setting bodies such as the Internet Engineering Task Force ("IETF").

     As of September 30, 2000, Hifn's research and development staff consisted of 78 employees. Hifn's research and development expenditures were $14.6 million in the fiscal year ended September 30, 2000, $8.0 million in the fiscal year ended September 30, 1999 and $5.4 million in the fiscal year ended September 30, 1998, representing 33%, 19% and 25% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. Research and development costs in fiscal 2000 also includes amortization of deferred stock compensation related to the acquisition of Apptitude. Hifn performs its research and product development activities at its facilities in Los Gatos, California and Carlsbad, California. Hifn is seeking to hire additional skilled development engineers.

     The acquisition of Apptitude in August 2000 enables Hifn to expand its product base to include acceleration for firewall applications, bandwith management, load balancing and QoS. In addition, also in August 2000, Hifn purchased unique traffic flow control technology to further enhance the bandwith management features of Apptitude's technology.

     In April 1998, Hifn acquired a software implementation of the IPSec protocol from CyLAN Technologies, Inc. As part of the acquisition, Hifn gained expertise in the development of software implementations of a wide range of networking protocol functions, including IPSec and Transmission Control Protocol/Internet Protocol ("TCP/IP").

     Hifn's future performance depends on a number of factors, including its ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. In evaluating new product decisions, Hifn must anticipate well in advance the future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. No assurance can be given that Hifn's design and introduction schedules for any additions and enhancements to its existing and future products will be able to be sold at prices that are favorable to Hifn.

     Hifn must also continue to make significant investments in research and development in order to continue enhancing the performance and functionality of its products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for Hifn to remain competitive are inherently complex and require long development cycles. Such innovations must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network and storage equipment vendors to favor them over alternative technologies. Moreover, Hifn must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained.

     There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that Hifn will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse effect on Hifn's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends and Uncertainties -- We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change."

SALES, MARKETING & TECHNICAL SUPPORT

     Hifn markets its products through a direct sales and marketing organization, headquartered in Los Gatos, California, with sales offices in Massachusetts, Colorado, North Carolina and Quebec, Canada, and through independent contract sales representatives in the United States, Europe, Japan and other areas. Hifn also retains account managers to focus on individual customer relationships. Hifn does not have any foreign operations and sales of its products to foreign companies, other than product shipments to contract manufacturers of domestic customers, have not been material. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for Hifn's products. Hifn's relationships with some of its sales representatives have been established within the last year, and Hifn is unable to predict the extent to which some of these representatives will be successful in marketing and selling Hifn's products.

     Sales to U.S. customers account for the substantial majority of Hifn's revenues. Due to the export controls imposed until recently on encryption products by the U.S. government, Hifn's shipments to international customers has been limited to compression processors and compression software. The recent relaxation of controls has opened new opportunities for Hifn product sales around the world. Earlier in the year, Hifn entered into a distribution agreement with a worldwide electronics distribution company which Hifn believes provides it with the ability to respond to significant pent-up demand for network security products around the world. Hifn continues to actively work with its network equipment customers and the U.S. government to comply with U.S. export controls to facilitate the export of Hifn's customer's products which incorporate Hifn's encryption products. There can be no assurance that Hifn will be successful in these efforts and that competitors outside of the U.S. will not develop encryption products to meet the needs of Hifn's customers, thereby reducing the opportunity for Hifn to sell its products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends and Uncertainties -- Our Products Are Subject To Export Restrictions."

     Hifn has a number of marketing programs designed to inform network and storage equipment vendors about the capabilities and benefits of Hifn's products. Hifn's marketing efforts include participation in industry trade shows, technical conferences, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of Hifn's website, advertising and direct mail distribution of Hifn literature.

     Technical support to customers is provided through field and factory applications engineers and, if necessary, product designers. Local field support is provided in person or by telephone. Hifn believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the market and is critical to shortening the time required to design in Hifn's products. Hifn works with its customers to monitor the performance of its product designs and to provide support at each stage of customer product development.

MANUFACTURING

     Currently, Hifn subcontracts all of its semiconductor manufacturing on a turnkey basis, with Hifn's suppliers delivering fully assembled and tested products based on Hifn's proprietary designs. The use of the fabless model allows Hifn to focus substantially all of its resources on determining customer requirements and on the design, development and support of its products. This model allows Hifn to have significantly reduced capital requirements.

     Hifn subcontracts its semiconductor manufacturing to Atmel Corporation, Motorola and Toshiba Corporation. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by Hifn. None of Hifn's products is currently manufactured by more than one supplier. However, Hifn expects that in the event one of Hifn's suppliers notifies Hifn that it intends to cease manufacturing a product, Hifn will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while Hifn qualifies a new manufacturer.

     At any given time, Hifn uses mainstream processes for the manufacture of its products, avoiding dependence on the latest process technology available. This approach reduces Hifn's technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach allows Hifn to focus on providing differentiated functionality, the primary value-add in Hifn's products. Hifn's current main products are manufactured using .6, .4, .3 and .25 micron Complementary Metal Oxide Semiconductor ("CMOS") processes. Products under development are being designed with the .18 micron CMOS process. Hifn believes that transitioning its products to increasingly smaller semiconductor dimensions will be important for Hifn to remain competitive. No assurance can be given that future process migration will be achieved without difficulty.

     Hifn intends to continue for the foreseeable future to rely on its subcontract manufacturers for substantially all of its manufacturing, assembly and test requirements. All of Hifn's subcontract manufacturers produce products for other companies. Hifn does not have long-term manufacturing agreements with any of its subcontract manufacturers. Hifn's subcontract manufacturers are not obligated to supply products to Hifn for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of its subcontract manufacturers.

     Hifn must place orders approximately 20 to 23 weeks in advance of expected delivery. As a result, Hifn has only a limited ability to react to fluctuations in demand for its products, which could cause Hifn to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in Hifn's subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. The inability of Hifn to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce Hifn's product revenue or increase Hifn's cost of revenue and could harm Hifn's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends and Uncertainties -- We Depend Upon Independent Manufacturers And Limited Sources Of Supply."

EMPLOYEES

     As of September 30, 2000 Hifn employed a total of 134 full-time employees. Of the total number of employees, 78 were employed in research and development, 30 in sales and marketing, nine in operations and 17 in finance and administration. Hifn's employees are not represented by any collective bargaining agreement and Hifn has never experienced a work stoppage. Hifn believes its employee relations are good.

     Hifn's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing, sales and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends and Uncertainties -- We Depend Upon Key Personnel."

ITEM 2. PROPERTIES

     Hifn's corporate and technical headquarters are located in Los Gatos, California. Hifn leases approximately 27,000 square feet of space in Los Gatos, California under a seven-year lease which expires in August 2005. Hifn also leases other facilities including a design and operations center in Carlsbad, California and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts as well as in Monument, Colorado and Quebec, Canada. These facilities occupy an aggregate of approximately 7,000 square feet. In conjunction with the acquisition of Apptitude, Hifn assumed a facility lease for approximately 19,000 square feet of office and manufacturing space in San Jose, California. The lease expires in March 2001.

     In October 2000, the Company entered into a new seven-year lease arrangement for additional 11,500 square feet of space in Los Gatos, California. The lease expires in December 2007. Also in October 2000, Hifn entered into a 21 1/2 month lease agreement for the expansion of its design and operations center in Carlsbad, California. The lease expires in June 2002.

ITEM 3. LEGAL PROCEEDINGS

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "HIFN" since December 16, 1998, the date upon which Stac, Hifn's former parent company, consummated the dividend distribution of the Common Stock to Stac stockholders. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported closing bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

                                                              HIGH        LOW
                                                              ----        ---
FISCAL YEAR ENDED SEPTEMBER 30, 2000:
  First Quarter.............................................  $112 1/2    $35 9/16
  Second Quarter............................................   100         39 1/2
  Third Quarter.............................................    61 7/16    27 9/16
  Fourth Quarter............................................    74 1/16    42 3/8

FISCAL YEAR ENDED SEPTEMBER 30, 1999:
  First Quarter.............................................  $ 24        $17 1/2
  Second Quarter............................................    39 7/8     22 1/2
  Third Quarter.............................................    76 1/8     37
  Fourth Quarter............................................   145 3/16    65 3/8

     On December 11, 2000, the reported last sale price of Common Stock on the Nasdaq National Market was $43 15/16 per share. As of December 11, 2000, there were approximately 418 holders of record of our Common Stock.

DIVIDEND POLICY

     Hifn has never declared or paid any dividends on its capital stock. Hifn intends to retain any future earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 11, 2000, in connection with our acquisition of Apptitude, we issued 972,362 shares of our Common Stock and options to purchase 250,540 shares of our Common Stock to the security holders of Apptitude in exchange for all outstanding securities of Apptitude. In addition, we reserved an additional 456,612 shares of Common Stock for options granted to Apptitude employees for retention purposes. We obtained a permit for the issuance of these securities after a fairness hearing conducted by the California Department of Corporations, and therefore, this transaction is exempt from registration under the Securities Act of 1933 pursuant to Section 3 (a)(10) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of Hifn as of and for each of the three fiscal years ended September 30, 2000, have been derived from Hifn's audited financial statements as included herein. The selected financial data of Hifn as of and for the fiscal years ended September 30, 1997 and 1996 have been derived from audited financial statements not included herein. Hifn operated as a division of its parent company Stac, until September 30, 1996 and as a subsidiary of Stac until December 16, 1998. The financial information may not reflect Hifn's future performance or the future financial position or results of operations of Hifn, nor does it provide or reflect data as if Hifn had actually operated as a separate, stand-alone entity during all of the periods covered. The following selected financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(2):
Net revenues.............................  $44,838    $42,351    $21,533    $14,226    $12,894
Cost of revenues.........................   10,004     10,498      6,525      4,762      5,095
                                           -------    -------    -------    -------    -------
Gross profit.............................   34,834     31,853     15,008      9,464      7,799
Operating expenses:
  Research and development...............   14,577      8,022      5,346      2,985      1,641
  Sales and marketing....................    8,172      5,963      3,370      2,224      1,677
  General and administrative.............    5,147      2,993      2,407      1,203        889
  Amortization of intangibles and
     goodwill............................    1,619        113         57         --         --
  Purchased in-process research &
     development.........................    4,085         --         --         --         --
                                           -------    -------    -------    -------    -------
Income from operations...................    1,234     14,762      3,828      3,052      3,592
Interest income (expense), net...........    4,211      1,720         17         16         --
Other income (expense), net..............      (66)       (14)        --         --         --
Provision for income taxes...............    4,381      6,587      1,627      1,235      1,441
                                           -------    -------    -------    -------    -------
Net income...............................  $   998    $ 9,881    $ 2,218    $ 1,833    $ 2,151
                                           =======    =======    =======    =======    =======

Net income per share, basic..............  $  0.11    $  1.22    $  0.35    $  0.30    $  0.36
Net income per share, diluted............  $  0.10    $  1.06    $  0.33    $  0.30    $  0.36
Weighted average shares outstanding,
  basic..................................    9,017      8,115      6,308      6,100      6,000
Weighted average shares outstanding,
  diluted................................   10,055      9,295      6,800      6,174      6,000

                                                              SEPTEMBER 30,
                                            --------------------------------------------------
                                              2000       1999       1998       1997      1996
                                            --------    -------    -------    ------    ------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA (1):
Cash and short-term investments...........  $ 64,815    $70,086    $ 4,084    $  480    $   --
Total assets..............................   131,479     83,530     16,611     5,898     2,611
Working capital (deficit).................    66,498     73,153      4,723     3,520      (383)
Total debt................................        27         --         --        --        --
Total stockholders' equity................   124,191     76,049      6,952     4,622        --

---------------
(1) The balance sheet prior to September 30, 1997 reflect Hifn's structure as a division of Stac prior to its formation as a subsidiary of Stac. Periods subsequent to September 30, 1996 reflect the net assets contributed by Stac in establishing the Hifn subsidiary. The transfer was recorded at the historical net book value of the transferred assets and liabilities. In exchange for the net assets contributed to Hifn, Stac received 6,000,000 shares of Series A Preferred Stock and 100 shares of Common Stock of Hifn. The

    6,000,000 shares of Series A Preferred Stock were converted into 6,000,000 shares of Common Stock of Hifn prior to the spin-off of Hifn from Stac on December 16, 1998. For the period prior to fiscal 1997, net income generated by Hifn has been treated as if it were transferred to Stac in the form of dividends. No such transfers were made for fiscal 1997 and the periods presented thereafter. See Note 1 to the Consolidated Financial Statements.

(2) In August 2000, Hifn completed its acquisition of Apptitude in a transaction accounted for as a purchase. The Statement of Operations for fiscal year ended September 30, 2000 include the operating results of Apptitude from the date of acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled "Trends and Uncertainties" and appearing elsewhere in this report.

OVERVIEW

     Hifn is a flow classification and network security specialist company supplying most major NEVs with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hifn's products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

     Hifn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hifn's encryption/compression and public key processors provide key algorithms used in VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hifn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

     Hifn's flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Hifn's flow classification solutions provide precise details about packets and data traversing a network and is used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

     Revenues from one customer and its manufacturing subcontractor represented 36%, 45% and 61% of the Company's net revenues for fiscal years ended September 30, 2000, 1999 and 1998, respectively. Revenues from another customer and its manufacturing subcontractors represented 35% and 38% of the Company's net revenues for fiscal years ended September 30, 2000 and 1999, respectively.

     In August 2000, Hifn completed its acquisition of Apptitude, a provider of embedded Internet traffic analysis solutions. The transaction was achieved through a merger of Apptitude with and into a wholly-owned subsidiary of Hifn. In connection with the acquisition, Hifn issued an aggregate 972,362 shares of common stock to the shareholders of Apptitude. Hifn assumed all outstanding options of Apptitude and provided for the issuance of 230,540 shares of Hifn common stock upon exercise of such options. Hifn further provided for the issuance of 456,612 additional Hifn shares relating to stock options granted to Apptitude employees for retention purposes. The acquisition resulted in a $4.1 million write-off of in-process research and development in the fourth quarter of fiscal 2000.

     In addition to the tangible assets and liabilities assumed with the acquisition of Apptitude, Hifn also acquired the following intangible assets:

          - Developed and core technology. Developed and core technology was comprised of all technology used in the existing products of Apptitude at the time of the acquisition and which had reached technological feasibility. This includes Apptitude's MeterFlow and MeterWorks products.

          - In-process research and development. Apptitude was in the process of developing its MeterFlow ASIC product and, as this product was not developed at the time of the acquisition, was determined to be in-process technology.

          - Workforce. Apptitude's workforce consisted primarily of highly skilled engineers with specialized experience in flow classification and traffic analysis. This workforce has been valued as an intangible assets of the acquisition as it would be difficult and expensive to recreate.

          - Patents. As of the acquisition date, Apptitude had pending patent applications for its existing products. Value was allocated to such patents as it was determined that the patents were for the developed and core technologies of Apptitude for which future revenue streams are expected.

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

     Prior to December 16, 1998, Hifn was a majority-owned subsidiary of Stac, Inc. ("Stac"). On December 16, 1998, Stac distributed all of Hifn's outstanding shares held by Stac to Stac stockholders.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Net revenues................................................  100%      100%      100%
Cost of revenues............................................   22        25        30
                                                              ---       ---       ---
Gross profit................................................   78        75        70
                                                              ---       ---       ---
Operating expenses:
  Research and development..................................   33        19        25
  Sales and marketing.......................................   18        14        16
  General and administrative................................   11         7        11
  Amortization of intangibles and goodwill..................    4        --        --
  Purchased in-process research & development...............    9        --        --
                                                              ---       ---       ---
Total operating expenses....................................   75        40        52
                                                              ---       ---       ---
Income from operations......................................    3        35        18
Interest and other income (expense), net....................    9         4        --
                                                              ---       ---       ---
Income before income taxes..................................   12        39        18
Provision for income taxes..................................   10        16         8
                                                              ---       ---       ---
Net income..................................................    2%       23%       10%
                                                              ===       ===       ===

YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

     Net Revenues. Revenue from sales of semiconductors and licenses of software libraries increased 6% in fiscal 2000 to $44.8 million compared to $42.4 million in fiscal 1999. In fiscal 1999, revenue increased 97% compared to $21.5 million in fiscal 1998. The increase in revenue in fiscal 2000 from fiscal 1999 was primarily due to increasing sales of Hifn's data compression and encryption processors to network equipment manufacturers. The increase in revenue in fiscal 1999 compared to the prior year was due primarily to increased sales of Hifn's data compression processors to original equipment manufacturer ("OEM") providers of storage devices and manufacturers of networking equipment. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 36%, 45% and 61% of revenue in each of fiscal years 2000, 1999 and 1998, respectively. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 35% and 38% of revenue in fiscal years 2000 and 1999, respectively.

     Gross Margin. Gross margin was 78% in fiscal 2000, 75% in fiscal 1999 and 70% in fiscal 1998. The increase in gross margin in fiscal 2000 as compared to fiscal 1999 was due primarily to a shift in the mix of the Company's revenues with a higher percentage of networking products as compared to the prior year coupled with a decrease in product costs in most of the company's product lines. The increase in gross margin in fiscal 1999 from that of fiscal 1998 was due primarily to the higher percentage of products that combine compression and encryption. The combined compression and encryption products tend to command higher gross margins than the products which only offer the compression function.

     Research and Development. Research and development expenses were $14.6 million, or 33% of revenues, in fiscal 2000, $8.0 million, or 19% of revenues, in fiscal 1999 and $5.3 million, or 25% of revenues, in fiscal 1998. Research and development expenses increased 82% in fiscal 2000 and 50% in fiscal 1999 from fiscal 1998. The increase in research and development costs in each successive period was due to increases in labor, benefits, office administration and depreciation costs related to the addition of personnel, including engineers acquired from Apptitude in fiscal 2000, and retention of outside contractors used to develop new products which combine data compression and data encryption for the network security markets and to develop additional products for the storage market. In addition, amortization of deferred stock compensation related to the acquisition of Apptitude also contributed to the increase in research and development expense in fiscal 2000 as compared to fiscal 1999. Hifn expects its investments in research and development to increase in coming periods on an absolute basis as it continues to develop products targeted at meeting market needs. However, there can be no assurance that product development programs invested in by Hifn will be successful or timely, or that products resulting from such programs will achieve market acceptance.

     Sales and Marketing. Sales and marketing expenses were $8.2 million, or 18% of revenues, in fiscal 2000, $6.0 million, or 14% of revenues, in fiscal 1999 and $3.4 million, or 16% of revenues, in fiscal 1998. The increase in sales and marketing expenses in fiscal 2000 over fiscal 1999 was primarily due to increased costs related to increased headcount, commissions and outside services to support marketing efforts. The increase in sales and marketing expenses in fiscal 1999 over those of fiscal 1998 resulted from the addition of sales and marketing personnel and program costs intended to increase customer awareness of Hifn's products.

     General and Administrative. General and administrative expenses were approximately $5.1 million, or 11% of revenues, in fiscal 2000, $3.0 million, or 7% of revenues, in fiscal 1999 and $2.4 million, or 11% of revenues, in fiscal 1998. The increase in general and administrative expenses in fiscal 2000 as compared to fiscal 1999 is mainly due to higher salaries and benefits costs as well as office administration and depreciation costs as a result of increased headcount. Additionally, increased legal and accounting costs and amortization of deferred stock compensation related to the Apptitude acquisition contributed to the increase. General and administrative expenses increased in fiscal 1999 over those of fiscal 1998 primarily as a result of the addition of executive management personnel and increased legal and accounting costs. Legal and accounting costs for the fiscal years ended 2000, 1999 and 1998 were $810,000, $703,000 and $130,000, respectively.

     Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill in fiscal 2000 of $1.6 million, or 4% of revenues, was a result of the acquisition of Apptitude and other intellectual property. Amortization of intangibles of $113,000 and $57,000 in fiscal 1999 and 1998, respectively, related to the acquired technology from CyLAN.

     Purchased In-Process Research and Development. Purchased in-process research and development ("IPR&D") related to the acquisition of Apptitude was $4.1 million or 9% of revenues. Purchased IPR&D relates to the value assigned to Apptitude's MeterFlow ASIC product which had not reached technological feasibility at the time of the acquisition.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2000 were $4.1 million, or 9% of revenues, as compared to $1.7 million, or 4% of revenues, in fiscal 1999. The increase was primarily a result of interest income earned on the net proceeds of $58.5 million raised in an equity offering of 1,900,000 shares of common stock in March and April 1999.

     Income Taxes. The Company recorded an income tax provision of $4.4 million in fiscal 2000 at an effective rate of 81%. In fiscal 1999, the Company recorded an income tax provision of $6.6 million at an effective rate of 40% compared to $1.6 million in fiscal 1998 at an effective rate of 42%. The increase in the effective rate for fiscal 2000 was due to the non-deductibility of certain acquisition-related costs incurred during fiscal 2000. The decrease in the effective tax rate in fiscal 1999 as compared to fiscal 1998 was due to the non-deductibility of certain spin-off related costs incurred during fiscal 1998. For the period up to December 16, 1998 and for fiscal 1998, deferred income taxes and related tax expense have been allocated to Hifn by applying the asset and liability approach as if Hifn were a separate taxpayer. Under this approach, a deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax basis of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset. Income taxes currently payable are deemed to have been remitted by Stac on behalf of Hifn in the period that the liability arose. Income taxes currently receivable are deemed to have been received by Stac in the period that a refund could have been recognized by Hifn, had Hifn been a separate taxpayer. Amounts due to or from Hifn and Stac for income tax payments and refunds are included in the related party receivable and payable components of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     From inception until the spin-off from Stac in December 1998, Hifn depended upon Stac for financing its operations and capital requirements. In November 1996, Hifn and Stac entered into an Assignment, Assumption and License Agreement (the "Assignment Agreement") which provided for the transfer of Stac's semiconductor business to Hifn in exchange for 6,000,000 shares of Series A Preferred Stock and 100 shares of Common Stock of Hifn. Concurrent with the transfer of the semiconductor business, Hifn and Stac also entered into a Cross License Agreement under which Hifn granted Stac a limited, worldwide, perpetual, non-exclusive, non-transferable, royalty-free license to the patents transferred by Stac to Hifn under the Assignment Agreement.

     Operating Activities. In fiscal 2000, the Company generated cash from operating activities of approximately $14.9 million comprised of net income as adjusted for non-cash items including purchased in-process research and development of $4.1 million, amortization of intangibles and deferred stock compensation of $3.0 million, deferred income taxes of $1.9 million, depreciation and amortization costs of $1.1 million and tax benefit from employee stock plans of $5.2 million as well as a decrease in accounts receivable of $1.4 million. These adjustments were offset mainly by decreases in income taxes payable of $1.3 million and in accrued expenses and other liabilities of $1.7 million. In fiscal 1999, the Company generated cash from operating activities of approximately $9.0 million, principally attributable to net income from operations, increases in taxes payable of $1.3 million and accrued and other liabilities of $2.2 million, offset by increases in accounts receivable of $3.6 million and inventory of $1.4 million.

     Financing Activities. Cash used in investing activities in fiscal 2000 was $27.5 million, primarily for the acquisition of Apptitude and the purchase of intellectual property aggregating $20.1 million, the purchase of short-term investments of $5.1 million and the acquisition of $1.8 million in property and equipment. During fiscal 1999, the Company generated $6.0 million from the sale of marketable securities and invested $1.7 million in the acquisition of property and equipment. Hifn expects capital expenditures in the foreseeable future to remain at approximately the same levels.

     Investing Activities. Cash provided by financing activities in fiscal 2000 of $2.1 million reflects proceeds from the issuance of common stock for stock option exercises and stock purchase plan of $2.2 million slightly offset by payments on debt obligations.

     On September 28, 1998, Stac paid $4.4 million to Hifn, representing payment in full for all amounts due to Hifn from Stac as of September 1, 1998. Stac also loaned $5.0 million to Hifn under a short-term loan that became due and payable on September 30, 1999, but which could be prepaid in whole or part without penalty. The loan accrued interest at the prime rate set by Silicon Valley Bank plus 0.5% per annum, payable quarterly, and was secured by a first priority security interest in all of Hifn's assets, including Hifn's intellectual property. In March 1999, the entire $5.0 million loan was repaid. Also in March 1999, the Company issued 1.6 million shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses. In April 1999, the Company's underwriters exercised their option to purchase an additional 300,000 shares of the Company's common stock, which yielded an additional $9.3 million in proceeds to the Company.

     In fiscal 1999, the Company received $0.1 million in proceeds from the repayment of a loan to a related party and paid a total of $1.5 million in transfers to the Company's former parent, Stac.

     Hifn uses a number of independent suppliers to manufacture substantially all of its products. As a result, Hifn relies on these suppliers to allocate to Hifn a sufficient portion of foundry capacity to meet Hifn's needs and deliver sufficient quantities of Hifn's products on a timely basis. These arrangements allow Hifn to avoid utilizing its capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of its resources on the design, development and marketing of its products.

     Hifn requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. Hifn's need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of Hifn's existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts.

     In August 2000, Hifn completed its acquisition of Apptitude. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The allocation of the purchase price was as follows:

Property and equipment......................................  $   205
Current and other assets....................................    1,081
Deferred tax asset..........................................    3,905
Liabilities assumed.........................................   (2,404)
Goodwill....................................................   47,121
Purchased in-process research and development...............    4,085
Acquired developed and core technology, workforce and
  patents...................................................    4,462
                                                              -------
                                                              $58,455
                                                              =======

     The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and will be amortized on a straight-line basis over periods ranging from two to five years. The purchased in-process research and development was expensed at the time of the acquisition as a one-time charge.

TRENDS AND UNCERTAINTIES

     In future periods, Hifn's business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

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

     - Increases or reductions in demand for our customers' products;

     - The timing and volume of orders we receive from our customers;

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

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 36%, 45% and 61%, respectively, of our revenues in fiscal 2000, 1999 and 1998. Lucent, through its manufacturing subcontractors, accounted for approximately 35% and 38% of our revenues during fiscal 2000 and 1999, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

OUR BUSINESS DEPENDS UPON THE DEVELOPMENT OF THE PACKET PROCESSOR MARKET.

     Our prospects are dependent upon the acceptance of packet processors as an alternative to other technology traditionally utilized by network and storage equipment vendors. Many of our current and potential customers have substantial technological capabilities and financial resources and currently develop internally the application specific integrated circuit components and program the general purpose microprocessors utilized in their products as an alternative to our packet processors. These customers may in the future continue to rely on these solutions or may determine to develop or acquire components, technologies or packet processors that are similar to, or that may be substituted for, our products. In order to be successful, we must anticipate market trends and the price, performance and functionality requirements of such network and storage equipment vendors and must successfully develop and manufacture products that meet their requirements. In addition, we must make products available to these large customers on a timely basis and at competitive prices. If orders from customers are cancelled, decreased or delayed, or if we fail to obtain significant orders from new customers, or any significant customer delays or fails to pay, our business, financial condition and results of operations could suffer.

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

OUR MARKETS ARE HIGHLY COMPETITIVE.

     We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., Safenet, Inc., International Business Machines Corporation ("IBM"), Broadcom Corporation, Motorola, Inc. and Philips Corporation. In 1994, Stac entered into two license agreements with IBM in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation ("Microsoft") in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

     A key element of our packet processor architecture is our encryption technology. Until recently, in order to export our encryption-related products, the U.S. Department of Commerce required us to obtain a license.

Foreign competitors that were not subject to similar requirements have an advantage over us in their ability to establish existing markets for their products and rapidly respond to the requests of customers in the global market. Although the export restriction has been liberalized, the Company may not be successful in entering or competing the foreign encryption markets. See "Our Products Are Subject To Export Restrictions."

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

OUR SUCCESS DEPENDS UPON PROTECTING OUR INTELLECTUAL PROPERTY.

     Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, maskwork and copyright law to protect our intellectual property. We own 12 United States patents and four foreign patents. We also have 2 pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression technology and have expiration dates ranging from 2006 to 2013. In addition to compression, we have six pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. There are 2 pending patent applications in the United States covering our bandwidth management and rate shaping technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

     We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to other products while reducing deliveries to us on short notice. For example, in June 1995, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer. This caused a 3-month delay in shipments to customers. We also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

     - Adapting our product design, if necessary, to the new manufacturer's process;

     - Creating a new mask set to manufacture the product;

     - Having the new manufacturer prepare sample products so we can verify the product specification; and

     - Providing sample products to customers for qualification.

     In general, it takes from 3 to 6 months for a new manufacturer to begin full-scale production of one of our products. We could have similar or more protracted problems in the future with existing or new suppliers.

     Both Toshiba Corporation and Motorola, Inc. manufacture products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 20 to 23 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

OUR RAPID GROWTH MAY STRAIN OUR OPERATIONS.

     We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, in fiscal 2000, we implemented a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of the retained accounting and other internal management systems which were provided by Stac. This required and may continue to require substantial management effort, and our efforts to do so may not continue to be successful. In addition, we have had to hire additional employees to accommodate this growth and our product development activities. This has resulted in increased responsibilities for our management. Our systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business, financial condition and results of operations could suffer.

OUR PRODUCTS ARE SUBJECT TO EXPORT RESTRICTIONS.

     The encryption algorithms embedded in our products are a key element of our packet processor architecture. These products are subject to U.S. Department of Commerce export control restrictions. Our network equipment customers may only export products incorporating encryption technology if they obtain a one-time technical review. These U.S. export laws also prohibit the export of encryption products to a number of countries deemed by the U.S. to be hostile. Many foreign countries also restrict exports to many of these countries deemed to be "terrorist-supporting" states by the U.S. government. Because the restrictions on exports of encryption products have been liberalized, Hifn and its network equipment customers have an opportunity to effectively compete with its foreign competitors. The existence of these restrictions until recently may have enabled foreign competitors facing less stringent controls on their products to become more established and, therefore, more competitive in the global market than our network equipment customers. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. While the U.S. government now allows U.S. companies to assume that exports to non-government end-users will be approved within 30 days of official registration with the Department of Commerce, the sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required approvals or by the costs of compliance.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS ACTIVITIES.

     We sell most of our products to customers in the United States. If our international sales increase, particularly in light of decreased export restrictions, we may encounter risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

     - The imposition of governmental controls;

     - Export license/technical review requirements;

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

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

     We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. While we are not currently negotiating any acquisitions, we may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

     - Difficulties in assimilating acquired operations, technologies and products, in particular, if we fail to successfully integrate the acquisition of Apptitude, the anticipated benefits of this transaction will not occur;

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

     If the distribution were not to constitute a tax-free spin-off, then Stac would be treated as recognizing a taxable gain equal to the difference between
(i) the fair market value of our Common Stock that was distributed to Stac stockholders on December 16, 1998 and (ii) Stac's adjusted basis of such Common Stock. In addition, under the consolidated tax return rules of the Code, each member of Stac's consolidated group (including Hifn) would be severally liable for such tax liability. Furthermore, in connection with the spin-off we entered into a Tax Allocation and Indemnity Agreement with Stac whereby each of us agreed that if either party took actions after the spin-off that caused Section 355(e) of the Code to apply to Hifn's Common Stock, then whichever party first caused Section 355(e) of the Code to apply to Hifn's Common Stock would be obligated to bear all taxes of Stac resulting from such action. Under recently enacted Section 355(e) of the Code, if the spin-off was considered to be part of a plan or series of related transactions (a "Plan") in which, after the spin-off, a 50% or greater interest in Hifn or Stac were acquired by one or more persons, the IRS would claim that the spin-off was taxable at the corporate level. Although neither we nor Stac believes the spin-off is part of a Plan to effect a 50% change in ownership of either Hifn or Stac, the IRS has issued no guidance on the definition of a Plan and for the first two years following the spin-off, any cumulative 50% change of ownership within the two-year period will be rebuttably presumed to be the result of a Plan. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability.

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

WE ARE CURRENTLY ENGAGED IN SEVERAL SECURITIES CLASS-ACTION LAWSUITS.

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper and municipal bonds. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates as of September 30, 2000 would have an immaterial effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

  Foreign Currency Exchange Rate Risk

     All of the Company's sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Financial Statements:
  Report of Independent Accountants.........................    31
  Consolidated Balance Sheets as of September 30, 2000 and
     1999...................................................    32
  Consolidated Statements of Operations for the years ended
     September 30, 2000, 1999 and 1998......................    33
  Consolidated Statements of Stockholders' Equity for the
     years ended September 30, 2000, 1999 and 1998..........    34
  Consolidated Statements of Cash Flows for the years ended
     September 30, 2000, 1999 and 1998......................    35
  Notes to Consolidated Financial Statements................  36 - 48
Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the three years ended September 30, 2000,
     1999 and 1998..........................................    54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of hi/fn, inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiary at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
October 25, 2000

                                   HIFN, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 59,688    $70,086
  Short-term investments....................................     5,127         --
  Accounts receivable, net of allowance for
     doubtful accounts of $369 and $251, respectively.......     5,748      6,720
  Inventory.................................................     1,355      1,568
  Deferred income taxes.....................................       620      1,559
  Prepaid expenses and other current assets.................     1,221        701
                                                              --------    -------
          Total current assets..............................    73,759     80,634
                                                              --------    -------
Property and equipment, net.................................     3,268      2,389
Deferred income taxes.......................................     3,132        218
Intangibles and other assets................................    51,320        289
                                                              --------    -------
                                                              $131,479    $83,530
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,814    $ 2,461
  Income taxes payable......................................        --      1,300
  Accrued expenses and other current liabilities............     4,447      3,720
                                                              --------    -------
          Total current liabilities.........................     7,261      7,481
                                                              --------    -------
Long-term capital lease obligations.........................        27         --
                                                              --------    -------
Commitments and contingencies (Note 9 and Note 10)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value; 10,000,000
     shares authorized; none issued and outstanding.........        --         --
  Common stock, $0.001 par value; 100,000,000 shares
     authorized; 10,007,000 and 8,699,000 shares issued and
     outstanding............................................        10          9
  Additional paid-in capital................................   116,711     62,316
  Deferred stock compensation...............................    (7,460)      (208)
  Retained earnings.........................................    14,930     13,932
                                                              --------    -------
          Total stockholders' equity........................   124,191     76,049
                                                              --------    -------
                                                              $131,479    $83,530
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   HIFN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net revenues................................................  $44,838    $42,351    $21,533
Cost of revenues............................................   10,004     10,498      6,525
                                                              -------    -------    -------
Gross profit................................................   34,834     31,853     15,008
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................   14,577      8,022      5,346
  Sales and marketing.......................................    8,172      5,963      3,370
  General and administrative................................    5,147      2,993      2,407
  Amortization of intangibles and goodwill..................    1,619        113         57
  Purchased in-process research and development.............    4,085         --         --
                                                              -------    -------    -------
          Total operating expenses..........................   33,600     17,091     11,180
                                                              -------    -------    -------
Income from operations......................................    1,234     14,762      3,828
Interest income.............................................    4,216      1,934         17
Interest expense............................................       (5)      (214)        --
Other income (expense), net.................................      (66)       (14)        --
                                                              -------    -------    -------
Income before income taxes..................................    5,379     16,468      3,845
Provision for income taxes..................................    4,381      6,587      1,627
                                                              -------    -------    -------
Net income..................................................  $   998    $ 9,881    $ 2,218
                                                              =======    =======    =======
Net income per share:
  Basic.....................................................  $  0.11    $  1.22    $  0.35
                                                              =======    =======    =======
  Diluted...................................................  $  0.10    $  1.06    $  0.33
                                                              =======    =======    =======
Shares used in computing net income per share:
  Basic.....................................................    9,017      8,115      6,308
                                                              =======    =======    =======
  Diluted...................................................   10,055      9,295      6,800
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   HIFN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                       NOTE
                                                 PREFERRED STOCK    COMMON STOCK       DEFERRED     RECEIVABLE    ADDITIONAL
                                                 ---------------   ---------------      STOCK          FROM        PAID-IN
                                                 SHARES   AMOUNT   SHARES   AMOUNT   COMPENSATION   STOCKHOLDER    CAPITAL
                                                 ------   ------   ------   ------   ------------   -----------   ----------
BALANCE AT SEPTEMBER 30, 1997..................   6,000    $ 6        281    $--       $    --         $  --       $  2,783
  Issuance of common stock upon exercise of
     options...................................      --     --        202     --            --            --            212
  Note receivable from stockholder.............      --     --         --     --            --          (100)            --
  Net income...................................      --     --         --     --            --            --             --
                                                 ------    ---     ------    ---       -------         -----       --------
BALANCE AT SEPTEMBER 30, 1998..................   6,000      6        483     --            --          (100)         2,995
  Conversion of convertible preferred stock to
     common stock..............................  (6,000)    (6)     6,000      6            --            --             --
  Issuance of common stock upon initial public
     offering, net of issuance costs...........      --     --      1,900      2            --            --         58,534
  Payment on note receivable from
     stockholder...............................      --     --         --     --            --           100             --
  Issuance of common stock upon exercise of
     options...................................      --     --        304      1            --            --            372
  Deferred stock compensation..................      --     --         --     --          (239)           --            239
  Amortization of deferred stock
     compensation..............................      --     --         --     --            31            --             --
  Issuance of common stock under employee stock
     purchase plan.............................      --     --         12     --            --            --            176
  Net income...................................      --     --         --     --            --            --             --
                                                 ------    ---     ------    ---       -------         -----       --------
BALANCE AT SEPTEMBER 30, 1999..................      --     --      8,699      9          (208)           --         62,316
  Issuance of common stock upon exercise of
     options...................................      --     --        315     --            --            --          1,611
  Purchase of Apptitude, Inc. .................      --     --        972      1            --            --         38,328
  Deferred stock compensation..................      --     --         --     --        (8,620)           --          8,620
  Amortization of deferred stock
     compensation..............................      --     --         --     --         1,368            --             --
  Issuance of common stock under employee stock
     purchase plan.............................      --     --         21     --            --            --            625
  Tax benefit from employee stock plans........      --     --         --     --            --            --          5,211
  Net income...................................      --     --         --     --            --            --             --
                                                 ------    ---     ------    ---       -------         -----       --------
BALANCE AT SEPTEMBER 30, 2000..................      --    $--     10,007    $10       $(7,460)        $  --       $116,711
                                                 ======    ===     ======    ===       =======         =====       ========


                                                                TOTAL
                                                 RETAINED   STOCKHOLDERS'
                                                 EARNINGS      EQUITY
                                                 --------   -------------
BALANCE AT SEPTEMBER 30, 1997..................  $ 1,833      $  4,622
  Issuance of common stock upon exercise of
     options...................................       --           212
  Note receivable from stockholder.............       --          (100)
  Net income...................................    2,218         2,218
                                                 -------      --------
BALANCE AT SEPTEMBER 30, 1998..................    4,051         6,952
  Conversion of convertible preferred stock to
     common stock..............................       --            --
  Issuance of common stock upon initial public
     offering, net of issuance costs...........       --        58,536
  Payment on note receivable from
     stockholder...............................       --           100
  Issuance of common stock upon exercise of
     options...................................       --           373
  Deferred stock compensation..................       --            --
  Amortization of deferred stock
     compensation..............................       --            31
  Issuance of common stock under employee stock
     purchase plan.............................       --           176
  Net income...................................    9,881         9,881
                                                 -------      --------
BALANCE AT SEPTEMBER 30, 1999..................   13,932        76,049
  Issuance of common stock upon exercise of
     options...................................       --         1,611
  Purchase of Apptitude, Inc. .................       --        38,329
  Deferred stock compensation..................       --            --
  Amortization of deferred stock
     compensation..............................       --         1,368
  Issuance of common stock under employee stock
     purchase plan.............................       --           625
  Tax benefit from employee stock plans........       --         5,211
  Net income...................................      998           998
                                                 -------      --------
BALANCE AT SEPTEMBER 30, 2000..................  $14,930      $124,191
                                                 =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   HIFN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Cash flows from operating activities:
  Net income................................................  $    998    $ 9,881    $ 2,218
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     1,116        813        726
    Amortization of intangibles and goodwill................     1,619        113         57
    Amortization of deferred stock compensation.............     1,368         31         --
    Purchased in-process research and development...........     4,085         --         --
    Deferred income taxes...................................     1,930       (828)      (469)
    Tax benefit from employee stock plans...................     5,211         --         --
    Loss on disposal of fixed assets........................        --        236         --
    Gain on sale of marketable securities...................        --        (27)        --
  Changes in assets and liabilities:
    Accounts receivable.....................................     1,419     (3,595)    (1,302)
    Inventory...............................................       288     (1,403)       244
    Prepaid expenses and other current assets...............      (476)      (386)      (123)
    Other assets............................................       (18)      (130)      (671)
    Accounts payable........................................       352        851        950
    Income taxes payable....................................    (1,300)     1,300         --
    Due to related party for general and administrative
     allocations............................................        --         --        576
    Accrued expenses and other current liabilities..........    (1,666)     2,179        925
                                                              --------    -------    -------
        Net cash provided by operating activities...........    14,926      9,035      3,131
                                                              --------    -------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................    (5,127)        --     (5,973)
  Sales of short-term investments...........................        --      6,000         --
  Acquisition of Apptitude, net of cash and cash
    equivalents.............................................   (19,484)        --         --
  Purchase of intellectual property.........................    (1,049)        --         --
  Purchases of property and equipment.......................    (1,790)    (1,710)    (1,105)
                                                              --------    -------    -------
        Net cash provided by (used in) investing
        activities..........................................   (27,450)     4,290     (7,078)
                                                              --------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............     2,236     59,085        112
  Payment on line of credit and capital lease obligations...      (110)        --         --
  Proceeds from (payments on) note payable to related
    party...................................................        --     (5,000)     5,000
  Payment on note receivable from stockholder...............        --        100         --
  Transfer of funds to related party, net...................        --     (1,508)     2,439
                                                              --------    -------    -------
        Net cash provided by financing activities...........     2,126     52,677      7,551
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (10,398)    66,002      3,604
Cash and cash equivalents at beginning of period............    70,086      4,084        480
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 59,688    $70,086    $ 4,084
                                                              ========    =======    =======
Supplemental cash flow information:
  Cash paid during the year for interest....................  $      5    $   214    $    --
                                                              ========    =======    =======
  Cash paid during the year for income taxes................  $     --    $ 5,528    $    --
                                                              ========    =======    =======
Supplemental non-cash investing and financing activities:
  Acquisition of Apptitude..................................  $ 38,456    $    --    $    --
                                                              ========    =======    =======
  Deferred stock compensation...............................  $  8,620    $    --    $    --
                                                              ========    =======    =======
  Conversion of convertible preferred stock to common
    stock...................................................  $     --    $ 2,620    $    --
                                                              ========    =======    =======
  Issuance of common stock for note.........................  $     --    $    --    $   100
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     hi/fn, inc. (the "Company" or "Hifn") is a flow classification and network security specialist company supplying most major network equipment vendors ("NEVs") with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hifn's products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

     Hifn's encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Hifn's encryption/compression and public key processors provide key algorithms used in virtual private networks ("VPNs"), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hifn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

     Hifn's flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Hifn's flow classification solutions provide precise details about packets and data traversing a network and is used in deploying quality of service ("QoS") and classes of service ("CoS"), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

     The financial statements for the periods prior to December 16, 1998 include carved-out balance sheets, statements of operations, of cash flows, and of changes in stockholders' equity for Hifn, a majority owned semiconductor products subsidiary of Stac, Inc. ("Stac" or "the Parent") before December 16, 1998. Prior to December 16, 1998, Stac converted 6,000,000 shares of Series A Convertible Preferred Stock of Hifn into 6,000,000 shares of Common Stock of Hifn. On December 16, 1998, Stac distributed all outstanding shares of Hifn held by Stac to Stac stockholders. For the period from October 1, 1998 through December 16, 1998 and the fiscal years ended September 30, 1998 and 1997, Hifn conducted business as a majority owned subsidiary of Stac. Financial statements for the periods had not been previously prepared for Hifn. These financial statements have been prepared from the historical accounting records of Stac.

     Amounts shown on the statement of operations for fiscal year ended September 30, 1998 as well as for the period from October 1, 1998 through December 16, 1998 are based on specific identification of costs directly associated with Hifn's business for all components except for general and administrative costs and income tax expense. For the period through December 16, 1998, general and administrative allocations are based on specific identification of costs directly associated with Hifn's business, in addition to allocations of (i) costs for administrative functions and services performed on behalf of the Company by staff groups within Stac (ii) a portion of Stac's management expense and (iii) certain general corporate expenses of Stac. These allocated expenses primarily represent the costs of services required by Hifn for accounting, management information systems, human resources, warehouse, executive and professional fees. As more fully described in Note 7, current and deferred income taxes and related tax expense have been allocated to Hifn as if it were a separate taxpayer for all periods presented through December 16, 1998.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements of Hifn include the accounts of the Company and its subsidiary, Apptitude Acquisition Corp. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

  Revenue Recognition

     Revenues from the sale of hardware products is recognized upon shipment, net of an allowance for estimated returns. Revenue on software products is recognized in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to certain transactions." When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Revenue for software licenses, except the IPSECure family, is recorded either on a subscription basis over the license period, which is generally one year, or upon shipment of the software product. In the event the Company grants customers the right to specified upgrades, license revenue is deferred until delivery of the specific upgrade. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. The Company recognizes revenues from maintenance and support services provided to licensees ratably over the term of the agreement, generally one year, and recognizes revenues from design services provided to customers as the services are performed.

     In instances where significant customization and modification are made to software delivered to customers, the Company accounts for such arrangements in accordance with Statement of Position 81-1, "Accounting for Performance of Construction Type Contracts."

     License revenue from IPSECure products is recognized upon shipment (provided that no significant vendor obligations remain and collection is considered probable), with an amount for maintenance revenue deferred and recognized over the term of the maintenance agreement, which is generally one year.

  Revenues from Significant Customers

     Revenues from one customer, through its manufacturing subcontractor, represented 36%, 45% and 61% of the Company's net revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Revenues from another customer, through its manufacturing subcontractor, represented 35% and 38% of the Company's net revenues for fiscal years ended September 30, 2000 and 1999, respectively.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments consist of money-market funds and commercial paper, which are readily convertible to cash and are stated at cost, which approximates market. At September 30, 2000, the Company's investments were in cash and cash equivalents.

  Short-Term Investments

     The Company's short-term investments consist of funds on deposit with liquid asset managers that were invested principally in municipal bonds. The carrying amount of these investments approximated fair value due to the short maturities or demand nature of the investments. At September 30, 2000, all short-term investments were classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 2000 were not material.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places it temporary cash investments in money market funds and commercial paper with high credit quality financial institutions.

     Substantially all of the Company's customers are OEMs or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company's trade receivables. At September 30, 2000 and 1999 one customer accounted for 30% and 49%, respectively, of the total accounts receivable balance. At September 30, 2000 and 1999, another customer accounted for 28% and 16%, respectively, of the total accounts receivable balance. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were not significant in fiscal 2000, 1999 and 1998.

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

  Inventory

     Inventory is stated at the lower of cost (determined on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company.

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

  Goodwill and Purchased Intangible Assets

     Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally two to five years.

  Research and Development Costs

     Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2000 or 1999.

  Warranty and Sales Returns Allowances

     The Company provides a limited warranty for its products. A provision for the estimated warranty cost and a provision for sales returns are recorded at the time revenue is recognized based on the Company's historical experience.

  Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 7).

  Stock-Based Compensation

     The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 6.

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

  Segment Reporting

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "Industry Segment" approach with the "Management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors -- semiconductor devices. The Company operates in one geographic area, being the U.S. The adoption of SFAS 131 did not affect the results of the Company's operations or financial position.

  Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal year 1998. All prior-period earnings per share data have been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase by the Company. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the calculation of basic and diluted earnings per share for the periods presented below (in thousands, except for per share amounts):

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
Net income..............................................  $   998    $9,881    $2,218
                                                          =======    ======    ======
Shares used in computing net income per share:
  Basic.................................................    9,017     8,115     6,308
  Dilutive effect of stock options......................    1,038     1,180       492
                                                          -------    ------    ------
  Diluted...............................................   10,055     9,295     6,800
                                                          =======    ======    ======
Net income per share:
  Basic.................................................  $  0.11    $ 1.22    $ 0.35
  Diluted...............................................  $  0.10    $ 1.06    $ 0.33

     Options to purchase 789,249 shares of Common Stock at a weighted average exercise price of $54.32 per share were outstanding at September 30, 2000, but were not included in the computation of diluted net income per share because their impact would be anti-dilutive.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during the year ending March 31, 2002. To date, we have not engaged in derivative or hedging activities. We cannot predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activities in the future.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has adopted the Interpretation in determining deferred compensation expense in the financial statements for the fiscal year ended September 30, 2000.

NOTE 3 -- ACQUISITIONS

     In August 2000, the Company acquired all the outstanding stock of Apptitude, Inc. ("Apptitude"), a software development company, for $20 million in cash and 1.2 million shares of Hifn Common Stock in a transaction accounted for under the purchase method. The purchase agreement also states that any and all outstanding options of Apptitude will be assumed by Hifn. The results of operations of Apptitude have been included in the consolidated statement of operations of Hifn from the date of acquisition. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The purchase price was allocated to assets acquired and liabilities assumed based on the book value of Apptitude's current assets, liabilities and property and equipment, which management believes approximates their fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

Property and equipment......................................  $   205
Current and other assets....................................    1,081
Deferred tax asset..........................................    3,905
Liabilities assumed.........................................   (2,404)
Goodwill....................................................   47,121
Purchased in-process research and development...............    4,085
Acquired developed and core technology, workforce and
  patents...................................................    4,462
                                                              -------
                                                              $58,455
                                                              =======

     The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and will be amortized on a straight-line basis over periods ranging from two to five years. The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established.

     The Company also provided for the issuance of 456,612 additional shares of Common Stock relating to stock options granted to Apptitude employees for retention purposes. Deferred stock compensation of $8.3 million related to options assumed by the Company was recognized during the fourth quarter of fiscal 2000 and is amortized over a period of 6 months to four years.

     The following table represents unaudited proforma information assuming that the acquisition took place at the beginning of the periods presented (in thousands, except per share data):

                                                              TWELVE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                               (UNAUDITED)
Net sales................................................  $46,836     $46,604
Net loss.................................................   (8,579)     (8,168)
Basic and diluted loss per share.........................  $ (0.95)    $ (0.90)

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

     Royalty payments under the agreement above were $256,000 and $721,000 during the years ended September 30, 2000 and 1999, respectively.

NOTE 4 -- BALANCE SHEET DETAILS

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Accounts receivable:
  Trade receivables......................................  $ 6,117    $ 6,971
  Less: allowance for doubtful accounts..................     (369)      (251)
                                                           -------    -------
                                                           $ 5,748    $ 6,720
                                                           =======    =======
Property and equipment:
  Computer equipment.....................................  $ 3,399    $ 1,999
  Furniture and fixtures.................................      718        524
  Leasehold improvements.................................      724        562
  Office equipment.......................................      401        324
                                                           -------    -------
                                                             5,242      3,409
  Less: accumulated depreciation.........................   (1,974)    (1,020)
                                                           -------    -------
                                                           $ 3,268    $ 2,389
                                                           =======    =======
Intangibles and other assets:
  Developed and core technology..........................  $ 3,263    $    --
  Workforce..............................................      599         --
  Patents................................................      600         --
  Goodwill...............................................   47,121         --
  Purchased intellectual property........................    1,049         --
  Other..................................................      477        459
                                                           -------    -------
                                                            53,109        459
  Less: accumulated amortization.........................   (1,789)      (170)
                                                           -------    -------
                                                           $51,320    $   289
                                                           =======    =======
Accrued expenses and other current liabilities:
  Deferred revenue.......................................  $ 1,646    $ 1,353
  Compensation and employee benefits.....................    1,760      1,557
  Accrued royalties......................................      124        377
  Other..................................................      917        433
                                                           -------    -------
                                                           $ 4,447    $ 3,720
                                                           =======    =======

NOTE 5 -- CONVERTIBLE PREFERRED STOCK

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

NOTE 6 -- STOCK OPTIONS AND EMPLOYEE BENEFITS

  Employee Stock Option Plan

     The 1996 Equity Incentive Plan (the "1996 Plan") had 3,474,900 shares of the Company's Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company's repurchase rights which expire as options vest.

     In connection with the acquisition of Apptitude, the Company assumed the stock option plan of Apptitude (the "Apptitude Plan"). A total of 687,142 shares of Common Stock have been reserved for issuance under the Apptitude Plan. Options assumed under the Apptitude Plan that are subsequently cancelled are not eligible for reissuance and, accordingly, have no effect on the number of options available for grant. The following table summarizes the activity and related information under both the 1996 Plan and the Apptitude Plan:

                                                                   WEIGHTED AVERAGE
                                      OPTIONS                      EXERCISE PRICE OF
                                     AVAILABLE       OPTIONS      OPTIONS (PER SHARE)
                                     FOR GRANT     OUTSTANDING        OUTSTANDING
                                     ----------    -----------    -------------------
Balance at September 30, 1997......     867,338       876,863           $ 0.82
  Options granted..................    (388,000)      388,000             2.29
  Options exercised................          --      (202,315)            1.05
  Options cancelled................     187,361      (187,361)            1.60
                                     ----------     ---------
Balance at September 30, 1998......     666,699       875,187             1.46
  Additional shares authorized.....   1,100,000            --
  Options granted..................  (1,158,875)    1,158,875            26.50
  Options exercised................          --      (304,230)            1.23
  Options cancelled................      71,438       (71,438)           11.13
                                     ----------     ---------
Balance at September 30, 1999......     679,262     1,658,394            18.57
  Additional shares authorized.....     425,000
  Additional shares reserved.......     687,142                          25.22
  Options granted..................  (2,017,142)    2,017,142            36.96
  Options exercised................          --      (314,248)            5.12
  Options cancelled................     603,681      (609,536)           32.28
                                     ----------     ---------
Balance at September 30, 2000......     377,943     2,751,752            30.55
                                     ==========     =========

     The following table summarizes options outstanding at September 30, 2000 and related weighted average exercise prices and lives as follows:

                                                                                           OPTIONS VESTED
                                    OPTIONS OUTSTANDING AND EXERCISABLE                    AND EXERCISABLE
                          --------------------------------------------------------   ---------------------------
                                          WEIGHTED AVERAGE        WEIGHTED AVERAGE              WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  QUANTITY    REMAINING LIFE (IN YEARS)    EXERCISE PRICE    QUANTITY    EXERCISE PRICE
------------------------  ---------   -------------------------   ----------------   --------   ----------------
$  0.60 - $  2.50.......    259,232             6.76                  $  1.66        119,544        $  1.44
   2.52 -    3.00.......    385,320             8.03                     2.99        121,544           2.97
   3.15 -    7.87.......    322,693             8.19                     4.93        182,440           4.79
  26.75 -   29.69.......    298,307             9.58                    29.51          5,011          27.68
  31.44 -   33.50.......    350,031             9.85                    33.46             --             --
  33.75 -   42.00.......    295,183             9.02                    39.59         34,972          38.86
  42.13 -   43.44.......    317,444             9.54                    42.89          1,999          42.56
  44.00 -   54.56.......    280,043             9.40                    47.41         27,165          45.64
  55.75 -  137.63.......    231,499             9.32                    86.79         27,783         103.01
 142.50 -  142.50.......     12,000             8.94                   142.50          3,000         142.50
                          ---------                                                  -------
   0.60 -  142.50.......  2,751,752             8.86                    30.55        523,458          14.36
                          =========                                                  =======

     The weighted average fair value of options granted during 2000, 1999 and 1998 were $41.17, $15.71 and $1.20, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 2000, 1999 and 1998: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 6.27%, 5.05% and 5.48%, respectively; a weighted average expected stock award term of 4.0 years for all periods; and an expected volatility factor of 80%, 80% and 64%, respectively.

  Employee Stock Purchase Plan

     In December 1998, the Company adopted an employee stock purchase plan (the "ESPP") through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 21,050 and 12,008 shares were issued during fiscal 2000 and 1999, respectively, at weighted average prices of $29.70 and $14.66 per share, respectively.

     The fair value of shares issued during fiscal 2000 and 1999 were $16.03 and $10.66, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2000 and 1999: annual dividend yield of 0.0% for both periods; risk-free annual interest rates of 5.99% and 5.05%; weighted average expected stock award term of 0.50 years and 0.41 years; and an expected volatility factor of 80% for both periods.

     The Company received $5.2 million tax benefit from the exercise of non-qualified options and on the disposition of stock acquired with incentive stock options or through the employee stock purchase plan.

  Deferred Stock Compensation

     In connection with certain employee stock option grants made during the fiscal year ended September 30, 2000, the Company recognized deferred stock compensation of $303,000 (excluding the acquisition of Apptitude). Additionally, during fiscal 2000, the Company recognized deferred stock compensation of $8.3 million in connection with the acquisition of Apptitude as disclosed in Note 3. Also in connection with certain employee stock option grants made during the fiscal year ended September 30, 1999, the Company recognized deferred stock compensation of $239,000. Deferred stock compensation is being amortized over the vesting period of the related options, ranging from six months to four years. Amortization of deferred stock compensation of $1.6 million and $31,000 was recorded during the fiscal years ended September 30, 2000 and 1999, respectively. Future compensation charges are subject to reduction for any employee who terminates prior to expiration of such employee's option vesting period.

  Fair Value Disclosures

     Had compensation expense for the Company's stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                   2000       1999      1998
                                                  -------    ------    ------
Net income (loss):
  As reported...................................  $   998    $9,881    $2,218
  Pro forma.....................................  $(5,915)   $8,375    $1,981
Net income (loss) per share:
  As reported
     Basic......................................  $  0.11    $ 1.22    $ 0.35
     Diluted....................................  $  0.10    $ 1.06    $ 0.33
  Pro forma
     Basic......................................  $ (0.66)   $ 1.03    $ 0.32
     Diluted....................................  $ (0.66)   $ 0.90    $ 0.30

  Employee 401(k) Plan

     The Company has a plan to provide retirement benefits for eligible employees, known as the Hifn 401(k) Plan (the "Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary reductions for eligible employees. Participants in the Plan may make salary deferrals of up to 25% of the eligible annual salary, subject to the maximum limitation allowed by the Internal Revenue Code.

NOTE 7 -- INCOME TAXES

     The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns.

     The components of the provision for income taxes were as follows (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
Current:
  Federal........................................  $2,130    $5,784    $1,676
  State..........................................     168     1,631       420
  Foreign........................................     108        --        --
                                                   ------    ------    ------
                                                    2,406     7,415     2,096
                                                   ------    ------    ------
Deferred:
  Federal........................................   1,641      (707)     (411)
  State..........................................     334      (121)      (58)
                                                   ------    ------    ------
                                                    1,975      (828)     (469)
                                                   ------    ------    ------
Provision for income taxes.......................  $4,381    $6,587    $1,627
                                                   ======    ======    ======

     The components of deferred taxes are as follows (in thousands):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Net operating loss........................................  $ 4,142    $   --
Property and equipment....................................       (4)      155
Inventory valuation accounts..............................      152       166
Sales and receivables reserves............................       17       263
Accruals and reserves.....................................      371       958
Research and development credit...........................      656        --
Amortization of intangibles and goodwill..................   (1,699)       --
Other.....................................................      117       235
                                                            -------    ------
                                                            $ 3,752    $1,777
                                                            =======    ======

     As of September 30, 2000, the Company had approximately $15.3 million of federal and $5.9 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2001 and 2020. Because of cumulative ownership changes, these loss carryovers are subject to an annual limitation. At September 30, 2000, the Company may utilize approximately $3.4 million of these losses annually to offset future taxable income.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
Tax at statutory rate............................  $1,829    $5,599    $1,307
State taxes......................................     539     1,031       235
Nondeductible intangible amortization and
  write-off......................................   1,905        --        --
Other............................................     108       (43)       85
                                                   ------    ------    ------
                                                   $4,381    $6,587    $1,627
                                                   ======    ======    ======

NOTE 8 -- COMMITMENTS

  Leases

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through September 2008, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
Fiscal year ending September 30,
2001......................................................   $ 2,308       $70
2002......................................................     2,321        21
2003......................................................     2,339        --
2004......................................................     2,446        --
Thereafter................................................     4,857        --
                                                             -------       ---
          Total minimum lease payments....................   $14,271        91
                                                             =======
Less: amount representing interest........................                  (6)
                                                                           ---
  Present value of minimum obligations....................                  85
Current portion...........................................                  58
                                                                           ---
Long-term portion.........................................                 $27
                                                                           ===

     Total rental expense under operating leases was $1.5 million, $1.1 million, and $467,000 for fiscal years ended September 30, 2000, 1999 and 1998, respectively. The Company recorded sub-lease income of $439,000 and $293,000 during fiscal years ended September 30, 2000 and 1999, respectively. Future minimum sublease income for fiscal year 2001 is approximately $148,000.

  Subsequent Events

     In October 2000, the Company entered into a new seven-year lease arrangement for additional facility space in Los Gatos. The lease expires in December 2007. Also in October 2000, Hifn entered into a 21 1/2 month lease agreement for the expansion of its design and operations center in Carlsbad, California. The lease expires in June 2002. Future minimum lease obligations relating to these leases have been included in the above table.

NOTE 9 -- LITIGATION

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

NOTE 10 -- SUPPLEMENTARY FINANCIAL DATA

     Quarterly Information (unaudited)

                                                            THREE MONTHS ENDED
                                              -----------------------------------------------
                                              SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31
                                              ------------   -------   --------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000:
Net revenues................................    $14,335      $12,319    $8,130      $10,054
Gross profit................................     11,193        9,495     6,255        7,891
Net income (loss)...........................     (3,195)       2,330        30        1,833
Net income (loss) per share, basic..........      (0.33)        0.26      0.00         0.21
Net income (loss) per share, diluted........      (0.33)        0.24      0.00         0.19

FISCAL 1999:
Net revenues................................    $15,027      $12,514    $8,671      $ 6,139
Gross profit................................     11,619        9,469     6,444        4,321
Net income..................................      4,258        3,438     1,702          483
Net income per share, basic.................       0.49         0.40      0.25         0.07
Net income per share, diluted...............       0.43         0.35      0.21         0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference to Hifn's Proxy Statement. The following table sets forth certain information concerning the executive officers and directors of Hifn as of September 30, 2000:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Christopher G. Kenber..................  56    President, Chief Executive Officer and
                                               Director
William R. Walker......................  59    Vice President of Finance, Chief
                                               Financial Officer and Secretary
Russell S. Dietz.......................  37    Vice President and Chief Technical
                                               Officer
John E. Metzger........................  42    Vice President of Software Development
Mark Birman............................  36    Vice President of Integrated Circuit
                                               Design
Douglas J. Felder......................  59    Vice President of Business Development
Christopher L. Brigham.................  45    Vice President of Operations
Stefan Braken-Guelke...................  43    Vice President of Sales and Marketing
Douglas L. Whiting, Ph.D...............  44    Chief Scientist and Chairman
Raymond J. Farnham.....................  53    Director
Taher Elgamal, Ph.D.(1)(2).............  45    Director
Robert W. Johnson(1)...................  51    Director
Albert E. Sisto(1)(2)..................  51    Director

---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Christopher G. Kenber is Hifn's President and Chief Executive Officer and director. He joined Hifn from Apptitude, Inc. where he was President and Chief Executive Officer since 1998. Mr. Kenber has held a number of CEO positions with companies in the high-technology area as well as consultant to several venture capital funds. Prior to his tenure with Apptitude, he was the CEO of Aonix Inc., a developer of object-oriented software tools. Previously, Mr. Kenber was Executive Vice President of Ingres Corporation, and a Senior Vice President at MICOM Systems. Mr. Kenber spent 17 years at IBM Corporation, where he held multiple sales and marketing positions. Mr. Kenber has a degree in Psychology and Philosophy from Oxford University.

     William R. Walker has served as Vice President, Chief Financial Officer and Secretary of Hifn since November 1997. He was Hifn's Acting Chief Executive Officer and Acting President from July 1998 through October 1998. From 1996 to 1997, Mr. Walker was Vice President, Chief Financial Officer and Secretary at MMC Networks, Inc., a networking company. From 1984 to 1996, Mr. Walker held the position of Senior Vice President and Chief Financial Officer at Zilog, Inc., a semiconductor supplier. Mr. Walker has a B.S. in Economics from University of Wisconsin and an M.B.A. from University of Maryland, and he is a certified public accountant.

     Russell S. Dietz, Vice President and Chief Technology Officer, is the primary architect of the MeterFlow and MeterWorks technology. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. (formerly Technically Elite, Inc. (TEI). Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into TEI in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force (IETF).

     John E. Metzger, Vice President of Software Development, has extensive software development experience as well as a focus in the network management field. Prior to joining Hifn, Mr. Metzger was Vice President of Engineering of Apptitude, Inc. Mr. Metzger was also the co-founder, CTO and Vice President of Software Decisions Inc., which was purchased by Ungermann-Bass (UB) in 1985. After seven years with UB, he successfully contributed to the restart of Network Computing, Inc., as Vice President of Development, which was acquired by Seagate Software in 1995. He brings in-depth knowledge of product architecture, development, integration and strategic direction. Mr. Metzger holds a BS in Computer Science from the University of Michigan.

     Mark Birman is Vice President of Integrated Circuit Design. Prior to joining Hifn From 1995 through 1997, Mr. Birman headed SiMart, a design consulting company. Mr. Birman also held design and management positions at Integrated Information Technology and Weitek from 1985 through 1995. He has been with Hifn since August 1997 and has guided the company's design of its first microprocessors. Mr. Birman holds BSEE and MSEE degrees from Stanford University.

     Douglas J. Felder, Vice President of Business Development, previously held the same position at Apptitude, Inc. From 1994 to 1997, Mr. Felder was Vice President of Business Development at NetLabs, a provider of network management software, and then at Seagate Software after NetLabs was acquired by Seagate Technology. Mr. Felder also held Vice President positions in sales and marketing at Chi Systems, a software consulting group, and Zitel Corporation, which purchased Intel's Memory Systems Division. For the seven years prior Mr. Felder was President and owner of Data Communications and Systems Group, a distributor of data communications equipment. Mr. Felder received his BS in Business Administration from San Jose State University.

     Christopher L. Brigham has served as Vice President of Operations of Hifn since July 2000. He was the Company's Director of Quality and Reliability from December 1997 through July 2000. He has over 20 years of semiconductor manufacturing, processing, and engineering experience. Prior to joining Hifn, Mr. Brigham held several management and director positions at Samsung, QSI, Cypress and Signetics/Philips Semiconductor. Mr. Brigham holds BS in Electrical Engineering from Rochester Institute of Technology.

     Stefan Braken-Guelke joined Hifn as Vice President of Marketing and Sales in January 2000. He was formerly with Integrated Device Technology from 1998 to 1999, where he held the position of Vice President of the Logic Division. From 1995 to 1998, he held various positions at Philips Semiconductors with this last position being General Manager of the handheld computing group. Mr. Braken-Guelke holds an MS in Physical Engineering from the University of Wedel, Germany.

     Douglas L. Whiting, Ph.D., Chief Scientist and Chairman of the Board, previously served as Chief Technology Officer of the Company from August 1998 through August 2000 and as a director of the Company since November 1996. He also has served as Vice President of Technology of Stac from 1985 to 1998 and has served as a director of Stac since 1983. He was President of Stac from 1984 to 1986. Dr. Whiting received his BS is Applied Science and MS and Ph.D. in Computer Science from the California Institute of Technology.

     Raymond J. Farnham has served a director of Hifn since October 1998 and served as Chairman of the Board of Directors and President and Chief Executive Officer until August 2000. From 1996 through 1998, he served as Executive Vice President of Integrated Device Technology, Inc., a supplier of microprocessor, logic and memory integrated circuits to communication and computer customers worldwide. Mr. Farnham was President and Chief Executive Officer of OPTi, a fabless semiconductor company from 1994 through 1995. From 1972 through 1993, he had numerous management responsibilities at National Semiconductor Corp., with his final position being President of the Communication and Computing Group from 1991 through 1993. He received a B.S. in Electrical Engineering from Pennsylvania State University.

     Taher Elgamal, Ph.D. has served as a director of Hifn since December 1998. He has also served as president of Kroll-O'Gara since January 1999. Dr. Elgamal is the founder and Chairman of Securify, a private company providing assessments of companies' Internet security efforts and a subsidiary of Kroll-O'Gara. He served as Chairman and Chief Executive Officer of Securify from March 1998 to January 1999. From 1995 to 1998, Dr. Elgamal held the position of Chief Scientist of Netscape Communications Corp., a provider of

Internet software and services, where he pioneered Internet security technologies such as SSL, the standard for web security. From 1991 to 1993, he served as Director of Engineering at RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc., where he produced the RSA cryptographic toolkits, the industry standards for developers of security-enabled applications and systems. Dr. Elgamal received a Ph.D. from Stanford University.

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

     Albert E. Sisto has served as a director of Hifn since December 1998. Since June 1999 he has been President and Chief Executive Officer of Phoenix Technology, a provider of Internet platform-enabling software where he also currently serves as Chairman of the Board. From November 1997 to June 1999, he was Chief Operating Officer of RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc. From September 1994 to October 1997, Mr. Sisto was Chairman, President and CEO of Documagix, a software developer of document imaging software. Mr. Sisto is a director of Insignia Solutions plc, efax.com, inSilicon and Tekgraf, Inc., all publicly traded technology companies. Mr. Sisto holds a B.E. degree from the Stevens Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from Hifn's Proxy Statement for the fiscal year ended September 30, 2000 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from Hifn's Proxy Statement for the fiscal year ended September 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from Hifn's Proxy Statement for the fiscal year ended September 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS -- See Item 8 above.

     2. FINANCIAL STATEMENT SCHEDULE -- See Item 14(d) below.

     3. EXHIBITS

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
 3.1*      Form of Third Amended and Restated Certificate of
           Incorporation of hi/fn, inc.
 3.2*      Amended and Restated Bylaws of hi/fn, inc.
10.1*      Amended and Restated 1996 Equity Incentive Plan of hi/fn,
           inc.
10.2*      Assignment, Assumption and License Agreement dated as of
           November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*      Cross License Agreement dated as of November 21, 1996
           between Stac, Inc. and hi/fn, inc.
10.4*      Form of Distribution Agreement.
10.5*      Form of Employee Benefits and Other Matters Allocation
           Agreement.
10.6*      Form of Tax Allocation and Indemnity Agreement.
10.7*      Form of Transitional Services Agreement.
10.8*      Form of Indemnification Agreement.
10.9*      Agreement dated as of April 1, 1994 between International
           Business Machines Corporation and Stac, Inc. (Program Patent
           License Agreement).
10.10*     Agreement dated as of April 1, 1994 between International
           Business Machines Corporation and Stac, Inc. (Cross License
           Agreement).
10.11*     License Agreement dated as of June 20, 1994 between
           Microsoft Corporation and Stac, Inc.
10.12*     License Agreement dated as of February 16, 1996 between
           Microsoft Corporation and Stac, Inc.
10.13*     License Agreement dated as of December 15, 1995 between
           Motorola, Inc. and Stac, Inc.
10.14*     Agreement dated as of November 13, 1997 between 750
           University, LLC and hi/fn, inc.
10.15*     1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*     Form of Director Change of Control Agreement.
10.17*     Form of Employee Change of Control Agreement.
10.18*     Promissory Note dated as of September 28, 1998 made by
           hi/fn, inc. in favor of Stac, Inc.
10.19*     Security Agreement dated as of September 28, 1998 between
           Stac, Inc. and hi/fn, inc.
10.20**    Agreement and Plan of Reorganization, dated May 12, 2000
           between hi/fn, inc. and Apptitude, Inc. and amendments
           thereto.
10.21***   Apptitude, Inc. 1995 Stock Option Plan.

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
10.22      Agreement dated as of October 23, 2000 between Spieker
           Properties, L.P. and hi/fn, inc.
10.23      Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
23.1       Consent of PricewaterhouseCoopers LLP, independent
           accountants.
24.1       Power of Attorney (see page 55).
27.1       Financial Statement Schedule.

---------------
  * Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

 ** Incorporated by reference from the exhibits to Registrant's Report on Form
    8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

*** Incorporated by reference from Registrant's Registration Statement on Form
    S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

(b) Reports on Form 8-K:
    On August 25, 2000, the Company filed a Current Report on Form 8-K under
    Item 5 with respect to the Company's acquisition of Apptitude, Inc. On October 25, 2000, the Company filed an Amendment to Current Report on Form 8-K (Form 8-K/A), amending the former filing to include certain financial information relation to the acquisition.

(c) Exhibits: See Item 14(a) above.

(d) Financial Statement Schedules
    Schedule II -- Valuation and Qualifying Accounts......................... 54

                                   HIFN, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                            BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                            BEGINNING     COSTS AND      OTHER                     END OF
                                            OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                            ----------    ----------   ----------   ----------   ----------
DEDUCTED FROM ACCOUNTS RECEIVABLE
Allowance for doubtful accounts:
  Year ended September 30, 1998...........      50           150                                    200
  Year ended September 30, 1999...........     200            75                       (24)         251
  Year ended September 30, 2000...........     251            37          105          (24)         369

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HI/FN, INC.

Dated: December 26, 2000                       /s/ CHRISTOPHER G. KENBER
                                          --------------------------------------
                                          Christopher G. Kenber
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher G. Kenber and William R. Walker, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 26, 2000.

                      SIGNATURE                                             TITLE
                      ---------                                             -----
              /s/ CHRISTOPHER G. KENBER                    Director, President and Chief Executive
-----------------------------------------------------       Officer (Principal Executive Officer)
               (Christopher G. Kenber)

                /s/ WILLIAM R. WALKER                      Vice President, Finance, Chief Financial
-----------------------------------------------------     Officer and Secretary (Principal Financial
                 (William R. Walker)                                         and
                                                                     Accounting Officer)

               /s/ DOUGLAS L. WHITING                            Chairman and Chief Scientist
-----------------------------------------------------
                (Douglas L. Whiting)

                  /s/ TAHER ELGAMAL                                        Director
-----------------------------------------------------
                   (Taher Elgamal)

               /s/ RAYMOND J. FARNHAM                                      Director
-----------------------------------------------------
                (Raymond J. Farnham)

                /s/ ROBERT W. JOHNSON                                      Director
-----------------------------------------------------
                 (Robert W. Johnson)

                 /s/ ALBERT E. SISTO                                       Director
-----------------------------------------------------
                  (Albert E. Sisto)

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             EXHIBIT
    --------                            -------
     3.1*     Form of Third Amended and Restated Certificate of
              Incorporation of hi/fn, inc.
     3.2*     Amended and Restated Bylaws of hi/fn, inc.
    10.1*     Amended and Restated 1996 Equity Incentive Plan of hi/fn,
              inc.
    10.2*     Assignment, Assumption and License Agreement dated as of
              November 21, 1996 between Stac, Inc. and hi/fn, inc.
    10.3*     Cross License Agreement dated as of November 21, 1996
              between Stac, Inc. and hi/fn, inc.
    10.4*     Form of Distribution Agreement.
    10.5*     Form of Employee Benefits and Other Matters Allocation
              Agreement.
    10.6*     Form of Tax Allocation and Indemnity Agreement.
    10.7*     Form of Transitional Services Agreement.
    10.8*     Form of Indemnification Agreement.
    10.9*     Agreement dated as of April 1, 1994 between International
              Business Machines Corporation and Stac, Inc. (Program Patent
              License Agreement).
    10.10*    Agreement dated as of April 1, 1994 between International
              Business Machines Corporation and Stac, Inc. (Cross License
              Agreement).
    10.11*    License Agreement dated as of June 20, 1994 between
              Microsoft Corporation and Stac, Inc.
    10.12*    License Agreement dated as of February 16, 1996 between
              Microsoft Corporation and Stac, Inc.
    10.13*    License Agreement dated as of December 15, 1995 between
              Motorola, Inc. and Stac, Inc.
    10.14*    Agreement dated as of November 13, 1997 between 750
              University, LLC and hi/fn, inc.
    10.15*    1998 Employee Stock Purchase Plan of hi/fn, inc.
    10.16*    Form of Director Change of Control Agreement.
    10.17*    Form of Employee Change of Control Agreement.
    10.18*    Promissory Note dated as of September 28, 1998 made by
              hi/fn, inc. in favor of Stac, Inc.
    10.19*    Security Agreement dated as of September 28, 1998 between
              Stac, Inc. and hi/fn, inc.
    10.20**   Agreement and Plan of Reorganization, dated May 12, 2000
              between hi/fn, inc. and Apptitude, Inc. and amendments
              thereto.
    10.21***  Apptitude, Inc. 1995 Stock Option Plan.
    10.22     Agreement dated as of October 23, 2000 between Spieker
              Properties, L.P. and hi/fn, inc.
    10.23     Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
    23.1      Consent of PricewaterhouseCoopers LLP, independent
              accountants.
    24.1      Power of Attorney (see page 55).
    27.1      Financial Statement Schedule.

---------------
  * Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

 ** Incorporated by reference from the exhibits to Registrant's Report on Form
    8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

*** Incorporated by reference from Registrant's Registration Statement on Form
    S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.