Form 10-Q
period 2000-12-31
HI/FN INC
filed 2001-02-12
CIK 1065246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000


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

Yes [X]   No [ ]


The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, was 10,114,445 at February 7, 2001.

                                   HIFN, INC.

                               INDEX TO FORM 10-Q



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
                  as of December 31, 2000 and September 30, 2000                      3

               Condensed Consolidated Statements of Operations                        4
                  for the three months ended December 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows                        5
                  for the three months ended December 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements                 6-8

Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        9-22



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                     23

Item 6.        Exhibits and Reports on Form 8-K                                      23

Signatures                                                                           24

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   HIFN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       December 31,    September 30,
                                                                          2000             2000
                                                                       -----------     -------------
                                                                       (unaudited)
                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                              $ 57,682         $ 59,688
 Short-term investments                                                   11,361            5,127
 Accounts receivable, net                                                  4,772            5,748
 Inventory                                                                 3,913            1,355
 Deferred income taxes                                                       620              620
 Prepaid expenses and other current assets                                 6,319            1,221
                                                                        --------         --------
    Total current assets                                                  84,667           73,759
                                                                        --------         --------
Property and equipment, net                                                3,098            3,268
Deferred income taxes                                                      3,132            3,132
Intangibles and other assets                                              48,733           51,320
                                                                        --------         --------
                                                                        $139,630         $131,479
                                                                        ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                       $  4,091         $  2,814
 Income taxes payable                                                      1,192               --
 Accrued expenses and other current liabilities                            4,628            4,447
                                                                        --------         --------
    Total current liabilities                                              9,911            7,261
                                                                        --------         --------

Long-term capital lease obligations                                           15               27
                                                                        --------         --------

STOCKHOLDERS' EQUITY:
 Common stock                                                                 10               10
 Additional paid-in capital                                              115,120          109,251
 Retained earnings                                                        14,574           14,930
                                                                        --------         --------
       Total stockholders' equity                                        129,704          124,191
                                                                        --------         --------
                                                                        $139,630         $131,479
                                                                        ========         ========


     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                           December 31,
                                                     -------------------------
                                                       2000             1999
                                                     --------          -------
                                                             (unaudited)

Net revenues                                         $ 16,109          $10,054
Cost of revenues                                        3,648            2,163
                                                     --------          -------
Gross profit                                           12,461            7,891
                                                     --------          -------

Operating expenses:
   Research and development                             4,363            3,297
   Sales and marketing                                  2,791            1,699
   General and administrative                           2,087              779
   Amortization of intangibles and goodwill             2,799               28
                                                     --------          -------
       Total operating expenses                        12,040            5,803
                                                     --------          -------

Income from operations                                    421            2,088
Interest and other income, net                            797              967
                                                     --------          -------
Income before income taxes                              1,218            3,055

Provision for income taxes                              1,574            1,222
                                                     --------          -------

Net income (loss)                                    $   (356)         $ 1,833
                                                     ========          =======


Net income (loss) per share, basic                   $  (0.04)         $  0.21
                                                     ========          =======
Net income (loss) per share, diluted                 $  (0.04)         $  0.19
                                                     ========          =======

Weighted average shares outstanding, basic             10,096            8,737
                                                     ========          =======
Weighted average shares outstanding, diluted           10,096            9,854
                                                     ========          =======


     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Three Months Ended
                                                                             December 31,
                                                                      --------          --------
                                                                        2000              1999
                                                                      --------          --------
                                                                              (unaudited)
Cash flows from operating activities:
      Net income (loss)                                               $   (356)         $  1,833
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Depreciation and amortization                                      355               253
        Amortization of intangibles and goodwill                         2,799                28
        Amortization of deferred stock compensation                      1,610                --
        Tax benefit from employee stock plans                            3,681                --
      Changes in assets and liabilities:
        Accounts receivable                                                976             1,332
        Inventory                                                       (2,558)              (56)
        Prepaid expenses and other current assets                       (5,098)               17
        Other assets                                                      (212)              (27)
        Accounts payable                                                 1,277            (1,606)
        Income taxes payable                                             1,192                --
        Accrued expenses and other current liabilities                     187              (681)
                                                                      --------          --------
          Net cash provided by operating activities                      3,853             1,093
                                                                      --------          --------
Cash flows from investing activities:
      Purchase of short-term investments                                (6,234)               --
      Purchases of property and equipment                                 (185)             (160)
                                                                      --------          --------
          Net cash used in investing activities                         (6,419)             (160)
                                                                      --------          --------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net                          578               104
      Payment on line of credit and capital lease obligations              (18)               --
                                                                      --------          --------
          Net cash provided by financing activities                        560               104
                                                                      --------          --------
Net increase (decrease) in cash and cash equivalents                    (2,006)            1,037
Cash and cash equivalents at beginning of period                        59,688            70,086
                                                                      --------          --------
Cash and cash equivalents at end of period                            $ 57,682          $ 71,123
                                                                      ========          ========


     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements of hi/fn, inc. ("Hifn" or the "Company") include the accounts of the Company and its subsidiary, Apptitude Acquisition Corp. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K for period ending September 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of December 31, 2000 and its results of operations for the three month periods ended December 31, 2000 and 1999, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME (LOSS) PER SHARE

        Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 2,628,668 shares of common stock, or 698,348 weighted average shares, for the period ended December 31, 2000 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended December 31, 2000 and 1999 are presented below (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                                    December 31,
                                                              -----------------------
                                                               2000             1999
                                                              -------          ------

Net income (loss)                                             $  (356)         $1,833
                                                              =======          ======

Shares used in computing net income (loss) per share:
    Basic                                                      10,096           8,737
    Dilutive effect of stock options                               --           1,117
                                                              -------          ------
    Diluted                                                    10,096           9,854
                                                              =======          ======

Net income (loss) per share:
    Basic                                                     $ (0.04)         $ 0.21
                                                              =======          ======
    Diluted                                                   $ (0.04)         $ 0.19
                                                              =======          ======

NOTE 3 - DETAILED BALANCE SHEET:

                                                       December 31,     September 30,
                                                          2000              2000
                                                       -----------      ------------
                                                              (in thousands)
                                                                (unaudited)

Accounts receivable:
   Trade receivables                                    $  5,141          $  6,117
   Less: allowance for doubtful accounts                    (369)             (369)
                                                        --------          --------
                                                        $  4,772          $  5,748
                                                        ========          ========

Property and equipment:
   Computer equipment                                   $  3,552          $  3,399
   Furniture and fixtures                                    718               718
   Leasehold improvements                                    724               724
   Office equipment                                          433               401
                                                        --------          --------
                                                           5,427             5,242
   Less: accumulated depreciation                         (2,329)           (1,974)
                                                        --------          --------
                                                        $  3,098          $  3,268
                                                        ========          ========

Intangibles and other assets:
   Developed and core technology                        $  3,263          $  3,263
   Workforce                                                 599               599
   Patents                                                   600               600
   Goodwill                                               47,121            47,121
   Purchased intellectual property                         1,049             1,049
   Other                                                     689               477
                                                        --------          --------
                                                          53,321            53,109
   Less: accumulated amortization                         (4,588)           (1,789)
                                                        --------          --------
                                                        $ 48,733          $ 51,320
                                                        ========          ========
Accrued expenses and other current liabilities:
   Deferred revenue                                     $  1,792          $  1,646
   Compensation and employee benefits                      1,572             1,760
   Accrued royalties                                         113               124
   Other                                                   1,151               917
                                                        --------          --------
                                                        $  4,628          $  4,447
                                                        ========          ========


NOTE 4 -- APPTITUDE ACQUISITION

        In August 2000, the Company acquired all the outstanding stock of Apptitude, Inc. ("Apptitude"), a software development company, for $20 million in cash and 1.2 million shares of Hifn Common Stock in a transaction accounted for under the purchase method. The purchase agreement also states that any and all outstanding options of Apptitude will be assumed by Hifn. The results of operations of Apptitude have been included in the condensed consolidated statement of operations of Hifn from the date of acquisition. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The purchase price was allocated to assets acquired and liabilities assumed based on the book value of Apptitude's current assets, liabilities and property and equipment, which management believes approximates their fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill.

NOTE 5 - LEGAL MATTERS

        In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Security Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties within the section of this report entitled "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Hifn with the Securities and Exchange Commission, specifically forms 8-K, 10-K, S-3 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans, market acceptance of our products, retention of key personnel, our international prospects, as well as the acquisition of Apptitude. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Hifn is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Hifn's products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

        Hifn's flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Hifn's flow classification solutions provide precise details about packets and data traversing a network and is used in deploying Quality-of-Service (QoS) and Cost-of-Service (CoS), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown:


                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                           2000            1999
                                                           ----            ----

Net revenues                                                100%            100%
Cost of revenues ................................            23              21
                                                           ----            ----
Gross profit ....................................            77              79
                                                           ----            ----
Operating expenses:
   Research and development .....................            28              33
   Sales and marketing ..........................            17              17
   General and administrative ...................            13               8
   Amortization of intangibles and goodwill .....            17              --
                                                           ----            ----
Total operating expenses ........................            75              58
                                                           ----            ----
Income from operations ..........................             3              21
Interest and other income, net ..................             5               9
                                                           ----            ----
Income before income taxes ......................             8              30
Provision for income taxes ......................            10              12
                                                           ----            ----
Net income (loss) ...............................            (2)%            18%
                                                           ====            ====


        Net Revenues. Net revenues increased 60.2% to $16.1 million for the quarter ended December 31, 2000 from $10.1 million for the quarter ended December 31, 1999. The increase in revenues was primarily due to increased sales of Hifn's data compression and encryption processors to network equipment manufacturers coupled with revenues and royalties related to classification software acquired from Apptitude. Semiconductor sales to Quantum Corporation, an original equipment manufacturer ("OEM") of high-performance tape storage devices, through its manufacturing subcontractor, comprised 34% of revenues for the quarter ended December 31, 2000 and 33% of revenues for the quarter ended December 31, 1999. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 25% and 42% of revenues for the quarter ended December 31, 2000 and 1999, respectively.

        Gross Margin. Cost of revenues consists primarily of semiconductors which were manufactured to the Company's specifications by third parties for resale by the Company. Gross margin decreased slightly to 77.4% for the quarter ended December 31, 2000 from the 78.5% for the quarter ended December 31, 1999 primarily due to a shift in the revenue mix.

        Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $4.4 million and $3.3 million for the quarters ended December 31, 2000 and 1999, respectively. The increase was due primarily to the addition of personnel, including engineers acquired from Apptitude in August 2000, to develop new products which combine data compression, data encryption and flow classification for the network security markets and to develop additional products for the storage market. In addition, amortization of deferred stock compensation related to the acquisition of Apptitude in the amount of $465,000 also contributed to the increase in research and development expense in the three months ended December 31, 2000 as compared to the same period ended December 31, 1999.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.8 million and $1.7 million for the three month periods ended December 31, 2000 and 1999, respectively. The increase primarily reflects additional personnel costs mainly as a result of increased headcount as well as increased commission costs associated with the increase in revenues.

        General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $2.1 million and $779,000 for the three month periods ended December 31, 2000 and 1999, respectively. The increase was primarily due to amortization of deferred stock compensation related to the acquisition of Apptitude of $949,000 and increased salaries and benefit costs related to increased headcount.

        Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill for the three months ended December 31, 2000 of $2.8 million was a result of the acquisition of Apptitude and other intellectual property in August 2000 as well as other acquired technology in April 1998.

        Interest and Other Income, net. Net interest and other income was $797,000 for the three month periods ended December 31, 2000 and $967,000 for the three month period ended December 31, 1999. The decrease in interest and other income for the three month periods ended December 31, 2000 compared to the same period in 1999 was mainly due to slightly lower average cash balance during the first quarter of 2000 due primarily to cash paid for the acquisition of Apptitude in August 2000 of $20.0 million.

        Income Taxes. The effective income tax rate for three month periods ended December 31, 2000 was 129% as compared to 40% for the same period in 1999. The increase in the effective rate reflects the non-deductibility of certain acquisition related charges.

        Acquisition. In August 2000, Hifn completed its acquisition of Apptitude. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The allocation of the purchase price was as follows:


Property and equipment                                                 $    205
Current and other assets                                                  1,081
Deferred tax asset                                                        3,905
Liabilities assumed                                                      (2,404)
Goodwill                                                                 47,121
Purchased in-process research and development                             4,085
Acquired developed and core technology, workforce and patents             4,462
                                                                       --------
                                                                       $ 58,455
                                                                       ========


        The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and will be amortized on a straight-line basis over periods ranging from two to five years. The purchased in-process research and development was expensed at the time of the acquisition as a one-time charge.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $3.9 million and $1.1 million for the three month periods ended December 31, 2000 and 1999, respectively. During the three months ended December 31, 2000, the net cash provided by operating activities resulted from net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $4.4 million, depreciation and amortization costs of $355,000 and tax benefit from employee stock plans of $3.7 million as well as a decrease in accounts receivable of $1.0 million and increases in accounts payable, accrued expenses and other current liabilities of $1.5 million and income taxes payable of $1.2 million. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $2.6 million and $5.3 million, respectively. During the three months ended December 31, 1999, the net cash provided by operating activities was attributed to net income from operations, depreciation and amortization charges of $281,000, an increase in inventory of $56,000 and decreases in accounts receivable of $1.3 million, prepaid expenses and other assets of $17,000, accounts payable of $1.6 million and accrued expenses and other liabilities of $681,000.

        Net cash used in investing activities was $6.4 million and $160,000 for the three month periods ended December 31, 2000 and 1999, respectively. Net cash used in investing activities for both periods related to the purchase of property and equipment and, for the period ended December 31, 2000, the purchase of short-term investments of $6.2 million.

        Net cash provided by financing activities was $560,000 and $104,000 for the three month periods ended December 31, 2000 and 1999, respectively. The net cash provided by financing activities for both periods was primarily attributable to proceeds from issuance of common stock slightly offset, for the period ended December 31, 2000, by payments on capital lease obligations.

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

MARKET RISK DISCLOSURE

        Interest Rate Risk -- The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper and municipal bonds. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 2000 would have an immaterial effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

        Foreign Currency Exchange Rate Risk -- All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We have adopted SFAS 133 and do not have derivative or hedging activities to date.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 and such adoption did not have a material effect on our results of operations.

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

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

        Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 34%, 36% and 45% of our revenues in the three months ended December 31, 2000 and in fiscal years 2000 and 1999, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 25%, 35% and 38% of our revenues during the three months ended December 31, 2000 and fiscal years 2000 and 1999, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities and any of the facilities of our subcontractors in the State of California are currently subject to electrical black outs as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operation of our facilities and the affected facilities of our subcontractors and such disruptions could have an adverse effect on our results of operations.

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

WE ARE CURRENTLY ENGAGED IN A SECURITIES CLASS-ACTION LAWSUIT.

        In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk -- The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 2000 would not have a material effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

        Foreign Currency Exchange Rate Risk -- All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. No trial date has been scheduled. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                None.

        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       hi/fn, inc.
                                       (Registrant)

Date: February 9, 2001                 By: /s/ WILLIAM R. WALKER
                                           -------------------------------------
                                       William R. Walker
                                       Vice President, Finance, Chief Financial
                                       Officer and Secretary (principal
                                       financial and accounting officer)