Form 10-Q
period 2001-03-31
HI/FN INC
filed 2001-05-01
CIK 1065246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001


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

Yes [X]     No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, was 10,123,683 as of April 27, 2001.

                                   HIFN, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2001 and September 30, 2000                    3

          Condensed Consolidated Statements of Operations for the three
             and six months ended March 31, 2001 and 2000                                                   4

          Condensed Consolidated Statements of Cash Flows for
             the six months ended March 31, 2001 and 2000                                                   5

          Notes to Condensed Consolidated Financial Statements                                            6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          9-22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                       23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                24

Item 4.   Submission of Matters to a Vote of Security Holders                                           24-25

Item 6.   Exhibits and Reports on Form 8-K                                                                 25

Signatures                                                                                                 26

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   HIFN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,    September 30,
                                                           2001           2000
                                                       -----------    -------------
                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                               $ 61,043       $ 59,688
 Short-term investments                                     9,371          5,127
 Accounts receivable, net                                   4,076          5,748
 Inventory                                                  5,515          1,355
 Deferred income taxes                                        620            620
 Prepaid expenses and other current assets                  6,453          1,221
                                                         --------       --------
    Total current assets                                   87,078         73,759
                                                         --------       --------
Property and equipment, net                                 3,945          3,268
Deferred income taxes                                       3,132          3,132
Intangibles and other assets                               45,976         51,320
                                                         --------       --------
                                                         $140,131       $131,479
                                                         ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                        $  3,417       $  2,814
 Income taxes payable                                       1,846             --
 Accrued expenses and other current liabilities             5,557          4,447
                                                         --------       --------
    Total current liabilities                              10,820          7,261
                                                         --------       --------
Long-term capital lease obligations                             5             27
                                                         --------       --------
STOCKHOLDERS' EQUITY:
 Common stock                                                  10             10
 Additional paid-in capital                               116,444        109,251
 Retained earnings                                         12,852         14,930
                                                         --------       --------
       Total stockholders' equity                         129,306        124,191
                                                         --------       --------
                                                         $140,131       $131,479
                                                         ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended           Six Months Ended
                                                        March 31,                  March 31,
                                                 ----------------------      ----------------------
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
Net revenues                                     $ 13,828      $  8,130      $ 29,937      $ 18,184
Cost of revenues                                    3,280         1,875         6,928         4,038
                                                 --------      --------      --------      --------
Gross profit                                       10,548         6,255        23,009        14,146
                                                 --------      --------      --------      --------
Operating expenses:
   Research and development                         4,780         4,200         9,143         7,496
   Sales and marketing                              2,587         1,916         5,378         3,615
   General and administrative                       2,261         1,096         4,348         1,875
   Amortization of intangibles and goodwill         2,770            28         5,569            57
                                                 --------      --------      --------      --------
       Total operating expenses                    12,398         7,240        24,438        13,043
                                                 --------      --------      --------      --------
Income (loss) from operations                      (1,850)         (985)       (1,429)        1,103

Interest and other income, net                        791         1,036         1,588         2,003
                                                 --------      --------      --------      --------
Income (loss) before income taxes                  (1,059)           51           159         3,106
Provision for income taxes                            663            21         2,237         1,243
                                                 --------      --------      --------      --------
Net income (loss)                                $ (1,722)     $     30      $ (2,078)     $  1,863
                                                 ========      ========      ========      ========
Net income (loss) per share, basic               $  (0.17)     $   0.00      $  (0.21)     $   0.21
                                                 ========      ========      ========      ========
Net income (loss) per share, diluted             $  (0.17)     $   0.00      $  (0.21)     $   0.19
                                                 ========      ========      ========      ========
Weighted average shares outstanding, basic         10,120         8,860        10,108         8,798
                                                 ========      ========      ========      ========
Weighted average shares outstanding, diluted       10,120         9,871        10,108         9,846
                                                 ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                  March 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
Cash flows from operating activities:
      Net income (loss)                                    $ (2,078)     $  1,863
      Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
        Depreciation and amortization                           711           557
        Amortization of intangibles and goodwill              5,569            57
        Amortization of deferred stock compensation           2,683           544
        Tax benefit from employee stock plans                 3,870            --
      Changes in assets and liabilities:
        Accounts receivable                                   1,672         2,337
        Inventory                                            (4,160)         (878)
        Prepaid expenses and other current assets            (5,232)        1,388
        Other assets                                           (173)          (77)
        Accounts payable                                        603          (359)
        Income taxes payable                                  1,846        (1,300)
        Accrued expenses and other current liabilities        1,084        (1,182)
                                                           --------      --------
          Net cash provided by operating activities           6,395         2,950
                                                           --------      --------
Cash flows from investing activities:
      Purchase of short-term investments                     (4,244)           --
      Purchases of property and equipment                    (1,388)         (923)
                                                           --------      --------
          Net cash used in investing activities              (5,632)         (923)
                                                           --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net               628           867
      Payment on capital lease obligations                      (36)           --
                                                           --------      --------
          Net cash provided by financing activities             592           867
                                                           --------      --------
Net increase in cash and cash equivalents                     1,355         2,894
Cash and cash equivalents at beginning of period             59,688        70,086
                                                           --------      --------
Cash and cash equivalents at end of period                 $ 61,043      $ 72,980
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

      The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K for period ending September 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of March 31, 2001 and its results of operations for the three and six month periods ended March 31, 2001 and 2000, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 3,556,224 shares of common stock, or 509,245 and 626,097 average shares, for the three and six months ended March 31, 2001, respectively, were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended March 31, 2001 and 2000 are presented below (in thousands, except per share amounts):

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------     ----------------------
                                                            2001          2000         2001          2000
                                                          --------      --------     --------      --------
Net income (loss)                                         $ (1,722)     $     30     $ (2,078)     $  1,863
                                                          ========      ========     ========      ========
Shares used in computing net income (loss) per share:
    Basic                                                   10,120         8,860       10,108         8,798
    Dilutive effect of stock options                            --         1,011           --         1,048
                                                          --------      --------     --------      --------
    Diluted                                                 10,120         9,871       10,108         9,846
                                                          ========      ========     ========      ========
Net income (loss) per share:
    Basic                                                 $  (0.17)     $   0.00     $  (0.21)     $   0.21
                                                          ========      ========     ========      ========
    Diluted                                               $  (0.17)     $   0.00     $  (0.21)     $   0.19
                                                          ========      ========     ========      ========

NOTE 3 - DETAILED BALANCE SHEET:

                                                           March 31,         September 30,
                                                             2001                2000
                                                           ---------         -------------
                                                                  (in thousands)
                                                                    (unaudited)
Accounts receivable:
   Trade receivables                                       $  4,400             $  6,117
   Less: allowance for doubtful accounts                       (324)                (369)
                                                           --------             --------
                                                           $  4,076             $  5,748
                                                           ========             ========
Property and equipment:
   Computer equipment                                      $  4,228             $  3,399
   Furniture and fixtures                                     1,139                  718
   Leasehold improvements                                       765                  724
   Office equipment                                             498                  401
                                                           --------             --------
                                                              6,630                5,242
   Less: accumulated depreciation                            (2,685)              (1,974)
                                                           --------             --------
                                                           $  3,945             $  3,268
                                                           ========             ========
Intangibles and other assets:
   Developed and core technology                           $  3,263             $  3,263
   Workforce                                                    599                  599
   Patents                                                      600                  600
   Goodwill                                                  47,121               47,121
   Purchased intellectual property                            1,049                1,049
   Other                                                        690                  477
                                                           --------             --------
                                                             53,322               53,109
   Less: accumulated amortization                            (7,346)              (1,789)
                                                           --------             --------
                                                           $ 45,976             $ 51,320
                                                           ========             ========
Accrued expenses and other current liabilities:
   Deferred revenue                                        $  2,550             $  1,646
   Compensation and employee benefits                         1,865                1,760
   Accrued royalties                                             --                  124
   Other                                                      1,142                  917
                                                           --------             --------
                                                           $  5,557             $  4,447
                                                           ========             ========

NOTE 4 -- APPTITUDE ACQUISITION

      In August 2000, the Company acquired all the outstanding stock of Apptitude, Inc. ("Apptitude"), a software development company, for $20 million in cash and 1.2 million shares of the Company's Common Stock in a transaction accounted for under the purchase method. The purchase agreement also states that any and all outstanding options of Apptitude will be assumed by the Company. The results of operations of Apptitude have been included in the condensed consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The purchase price was allocated to assets acquired and liabilities assumed based on the book value of Apptitude's current assets, liabilities and property and equipment, which management believes approximates their fair value, and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill.

NOTE 5 -- EMPLOYEE STOCK OPTION PLAN

      In February 2001, the Board of Directors of the Company adopted the 2001 NonStatutory Stock Option Plan (the "Plan") whereby 1,500,000 shares of Common Stock were reserved for issuance pursuant to nonqualified stock options. The Plan is administered by the Company's Board of Directors or its designees and provides generally that nonqualified stock options granted under the Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the Plan are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. As of March 31, 2001, options to purchase an aggregate of 665,500 shares were granted under the Plan.

NOTE 6 -- LEGAL MATTERS

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

      In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. The ultimate outcome of this matter cannot be determined at this time, however, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor provisions created by such statutes. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to the Company's net revenues during the periods shown:

                                                   Three Months Ended     Six Months Ended
                                                        March 31,             March 31,
                                                   ------------------     -----------------
                                                   2001          2000     2001         2000
                                                   ----          ----     ----         ----
Net revenues                                        100%          100%     100%         100%
Cost of revenues ...............................     24            23       23           22
                                                   ----          ----     ----          ---
Gross profit ...................................     76            77       77           78
                                                   ----          ----     ----          ---
Operating expenses:
   Research and development ....................     34            52       30           42
   Sales and marketing .........................     19            24       18           20
   General and administrative ..................     16            13       14           10
   Amortization of intangibles and goodwill ....     20            --       19           --
                                                   ----          ----     ----          ---
Total operating expenses .......................     89            89       81           72
                                                   ----          ----     ----          ---
Income from operations .........................    (13)          (12)      (4)           6
Interest and other income (expense), net .......      6            12        5           11
                                                   ----          ----     ----          ---
Income before income taxes .....................     (7)            0        1           17
Provision for income taxes .....................      5             0        8            7
                                                   ----          ----     ----          ---
Net income (loss) ..............................    (12)%           0%      (7)%         10%
                                                   ====          ====     ====          ===

      Net Revenues. Net revenues increased 70.1% to $13.8 million for the quarter ended March 31, 2001 from $8.1 million for the quarter ended March 31, 2000. Revenue for the first six months of fiscal 2001 was $29.9 million, an increase of 64.6% from the $18.2 million reported for the first six months of fiscal 2000. The increase in revenues for the three and six months ended March 31, 2001 over the same periods in the prior year was primarily due to increased sales of Hifn's data compression and encryption processors to network equipment manufacturers coupled with revenues and royalties related to classification software acquired from Apptitude. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 26% and 30% of revenues for the three and six months ended March 31, 2001, respectively. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 22% and 23% of revenues for the three and six months ended March 31, 2001, respectively.

      Gross Margin. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Gross margin remained relatively the same at 76.3% for the quarter ended March 31, 2001 and 76.9% for the quarter ended March 31, 2000. Gross margin for the six months ended March 31, 2001 decreased slightly to 76.9%, compared to 77.8% for the six months ended March 31, 2000, as a result of a shift in the revenue mix and an increase in overhead expenses relating to additional personnel including salaries, labor and facility rental costs.

      Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering fees. Such research and development expenses were approximately $4.8 million and $4.2 million for the quarters ended March 31, 2001 and 2000, respectively. Research and development costs were approximately $9.1 million and $7.5 million for the six months ended March 31, 2001 and 2000, respectively. In connection with the acquisition of Apptitude in August 2000, we acquired additional engineering headcount to develop new products which combine data compression, data encryption and flow classification for the network security markets and to develop additional products for the storage market. As a result of the additional personnel, we incurred increased salary, labor and facility rental costs offset by a decrease in outside engineering consulting costs. In addition, amortization of deferred stock compensation of $472,000 and $937,000 related to the acquisition of Apptitude also contributed to the increase in research and development expense in the three and six months ended March 31, 2001, respectively, as compared to the same periods ended March 31, 2000.

      Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.6 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expense for the six months ended March 31, 2001 and 2000 were approximately $5.4 million and $3.6 million, respectively. The increase primarily reflects additional personnel costs as well as increased commission costs associated with the increase in revenues. In addition, amortization of deferred stock compensation of $75,000 and $161,000 related to the acquisition of Apptitude also contributed to the increase in sales and marketing expense in the three and six months ended March 31, 2001, respectively, as compared to the same periods ended March 31, 2000.

      General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $2.3 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses for the six months ended March 31, 2001 and 2000 were $4.3 million and $1.9 million, respectively. The increase is a result of the amortization of deferred stock compensation related to the acquisition of Apptitude of $524,000 and $1.5 million for the three and six months ended March 31, 2001, respectively, a charge of $388,000 related to facility sublease and an increase in salaries and benefit costs related to increased headcount.

      Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill for the three and six months ended March 31, 2001 of $2.8 million and $5.6 million, respectively, were a result of the acquisition of Apptitude and other intellectual property in August 2000 as well as other acquired technology in April 1998.

      Interest and Other Income, Net. Net interest and other income was $791,000 and $1.0 million for the three months ended March 31, 2001 and 2000, respectively, and $1.6 million and $2.0 million for the six months ended March 31, 2001 and 2000, respectively. The decrease in interest and other income for the periods presented was mainly due to a shift in the investment mix from stock instruments to commercial paper and municipal bonds.

      Income Taxes. The effective income tax rate for three and six months ended March 31, 2001 was (63)% and 1407%, respectively, as compared to approximately 40% for the same periods in 2000. The increase in the effective rate reflects the non-deductibility of certain acquisition related charges.

      Acquisition. In August 2000, Hifn completed its acquisition of Apptitude. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The allocation of the purchase price was as follows:

      Property and equipment                                             $   205
      Current and other assets                                             1,081
      Deferred tax asset                                                   3,905
      Liabilities assumed                                                (2,404)
      Goodwill                                                            47,121
      Purchased in-process research and development                        4,085
      Acquired developed and core technology, workforce and patents        4,462
                                                                         -------
                                                                         $58,455
                                                                         =======

      The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and are amortized on a straight-line basis over periods ranging from two to five years. The purchased in-process research and development was expensed at the time of the acquisition as a one-time charge.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $6.4 million and $3.0 million for the six months ended March 31, 2001 and 2000, respectively. During the six months ended March 31, 2001, net cash provided by operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $8.3 million, tax benefit from employee stock plans of $3.9 million, depreciation and amortization costs of $711,000 as well as a decrease in accounts receivable of $1.7 million and increases in accounts payable and accrued expenses and other current liabilities of $1.7 million and income taxes payable of $1.8 million. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $4.2 million and $5.4 million, respectively. During the six months ended March 31, 2000, the net cash provided by operating activities was attributed to net income from operations adjusted for depreciation and amortization costs of $1.2 million, a decrease in accounts receivable of $2.3 million as well as a net decrease in prepaid expenses and other assets of $1.3 million offset by an increase in inventory of $878,000 and decreases in accounts payable of $359,000, income taxes payable of $1.3 million and accrued expenses and other current liabilities of $1.2 million.

      Net cash used in investing activities was $5.6 million for the six months ended March 31, 2001 and related to the purchase of $4.2 million in short-term investments and $1.4 million in property and equipment. Net cash used in investing activities for the six months ended March 31, 2000 of $923,000 related to the purchase of property and equipment.

      Net cash provided by financing activities was $592,000 and $867,000 for the six month periods ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities for both periods was attributable to proceeds from issuance of common stock slightly offset, for the period ended March 31, 2001, by payments on capital lease obligations.

       We use a number of independent suppliers to manufacture substantially all of its products. As a result, we rely on these suppliers to allocate to us a sufficient portion of foundry capacity to meet our needs and deliver sufficient quantities of our products on a timely basis. These arrangements allow us to avoid utilizing our capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of our resources on the design, development and marketing of our products. Additionally, orders with our suppliers require substantial lead times and require, from time to time, adjustments in our ordering patterns based on anticipated customer demand. As of March 31, 2001, our inventory balance increased to $5.5 million as compared to $1.4 million as of fiscal year ended September 30, 2000 resulting mainly from receipt of orders placed in late 2000 coupled with a reduction in customer demand and increased inventory at customer locations. We have adjusted, and will continue to evaluate, our order levels accordingly.

      We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. Our need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We have adopted SFAS 133 and have not engaged in derivative or hedging activities to date.

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

TRENDS AND UNCERTAINTIES

      In future periods, Hifn's business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY.

      On August 14, 1996, we were incorporated by Stac, Inc. ("Stac") which transferred its semiconductor business to us in exchange for shares of our Preferred Stock and Common Stock. Because we are a relatively new company with a limited operating history, we may experience financial and other difficulties as we attempt to grow our business. For example, to expand our business we are increasing our research and development and other operating expenses. This increase in expenses will negatively affect our financial performance unless we are able to sustain and grow revenues. If we are not able to evolve and expand our business, we may not become profitable and therefore may not be able to sustain a viable business.

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

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

      Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 26%, 34% and 36% of our revenues in the three months ended March 31, 2001 and December 31, 2000 and in fiscal year 2000, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 22%, 25% and 35% of our revenues during the three months ended March 31, 2001 and December 31, 2000 and fiscal year 2000, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

      In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. We may experience substantial difficulty in introducing new products and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

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

      A key element of our packet processor architecture is our encryption technology. Until recently, in order to export our encryption-related products, the U.S. Department of Commerce required us to obtain a license. Foreign competitors that were not subject to similar requirements have an advantage over us in their ability to establish existing markets for their products and rapidly respond to the requests of customers in the global market. Although the export restriction has been liberalized, we may not be successful in entering or competing the foreign encryption markets. See "Our Products Are Subject To Export Restrictions."

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities and the facilities of our subcontractors in the State of California have in the past and may again in the future be subject to electrical black outs as a consequence of a shortage of available electrical power. In the event these blackouts resume or increase in severity, they could disrupt the operation of our facilities and the affected facilities of our subcontractors and such disruptions could have an adverse effect on our results of operations.

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

OUR PRODUCTS ARE SUBJECT TO EXPORT RESTRICTIONS.

      The encryption algorithms embedded in our products are a key element of our packet processor architecture. These products are subject to U.S. Department of Commerce export control restrictions. Our network equipment customers may only export products incorporating encryption technology if they obtain a one-time technical review. These U.S. export laws also prohibit the export of encryption products to a number of countries deemed by the U.S. to be hostile. Many foreign countries also restrict exports to many of these countries deemed to be "terrorist-supporting" states by the U.S. government. Because the restrictions on exports of encryption products have been liberalized, we, along with our network equipment customers, have an opportunity to effectively compete with our foreign competitors. The existence of these restrictions until recently may have enabled foreign competitors facing less stringent controls on their products to become more established and, therefore, more competitive in the global market than our network equipment customers. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. While the U.S. government now allows U.S. companies to assume that exports to non-government end-users will be approved within 30 days of official registration with the Department of Commerce, the sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required approvals or by the costs of compliance.

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

      If the distribution were not to constitute a tax-free spin-off, then Stac would be treated as recognizing a taxable gain equal to the difference between
(i) the fair market value of our Common Stock that was distributed to Stac stockholders on December 16, 1998 and (ii) Stac's adjusted basis of such Common Stock. In addition, under the consolidated tax return rules of the Code, each member of Stac's consolidated group (including Hifn) would be severally liable for such tax liability. Furthermore, in connection with the spin-off we entered into a Tax Allocation and Indemnity Agreement with Stac whereby each of us agreed that if either party took actions after the spin-off that caused Section 355(e) of the Code to apply to the Company's Common Stock, then whichever party first caused Section 355(e) of the Code to apply to the Company's Common Stock would be obligated to bear all taxes of Stac resulting from such action. Under recently enacted Section 355(e) of the Code, if the spin-off was considered to be part of a plan or series of related transactions (a "Plan") in which, after the spin-off, a 50% or greater interest in the Company or Stac were acquired by one or more persons, the IRS would claim that the spin-off was taxable at the corporate level. Although neither we nor Stac believes the spin-off is part of a Plan to effect a 50% change in ownership of either the Company or Stac, the IRS has issued no guidance on the definition of a Plan and for the first two years following the spin-off, any cumulative 50% change of ownership within the two-year period will be rebuttably presumed to be the result of a Plan. Our cash flows, business, financial condition and results of operations would suffer if we became liable for any such tax liability.

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

WE ARE CURRENTLY ENGAGED IN SEVERAL SECURITIES CLASS-ACTION LAWSUITS.

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

      In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. The ultimate outcome of this matter cannot be determined at this time, however, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Risk -- We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper and municipal bonds and we place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates at March 31, 2001 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

      Foreign Currency Exchange Rate Risk -- All of our sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and allege that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond
J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

      In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. The ultimate outcome of this matter cannot be determined at this time, however, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on February 23, 2001. At the meeting, the following proposals received the votes listed below:

Proposal I. Election of Class II Director for three-year terms expiring 2004.

                                       Votes for:             Votes against:
                                       ----------             --------------
              Taher Elgamal             8,798,146                 79,541
              Robert Johnson            8,798,146                 79,541

      The Company's Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class III directors (Douglas L. Whiting and Albert E. Sisto) will expire at the meeting of stockholders to be held in 2002. The term for Class I directors (Christopher G. Kenber and Raymond J. Farnham) will expire at the meeting of stockholders to be held in 2003.

Proposal II: Approval of an amendment to the Company's 1996 Stock Option Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 475,000 shares to 3,949,900 shares.

              Votes for:                  7,004,022
              Votes against:              1,866,046
              Abstentions:                    7,619

Proposal III: Approval of ratification of the appointment of Pricewaterhousecoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2001.

              Votes for:                  8,850,629
              Votes against:                 11,498
              Abstentions:                   15,560

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                  10.1  2001 NonStatutory Stock Option Plan

                  10.2  Agreement dated April 6, 2001 by and between Driving
                        Media, Inc, and hi/fn, Inc.

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   hi/fn, inc.
                                   (Registrant)

Date: May 1, 2001                 By: /s/ WILLIAM R. WALKER
                                       --------------------------------------
                                   William R. Walker
                                   Vice President, Finance,
                                   Chief Financial Officer and Secretary
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit
 Number         Description

      10.1      2001 Non Statutory Stock Option Plan

      10.2      Agreement dated April 6, 2001 by and between Driving Media,
                Inc. and hi/fn, Inc.