Form 10-Q
period 2001-06-30
HI/FN INC
filed 2001-07-24
CIK 1065246

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001


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


Yes [X]     No [ ]


The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, was 10,173,249 as of July 11, 2001.

                                   HIFN, INC.

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2001 and
             September 30, 2000                                                            3

           Condensed Consolidated Statements of Operations for the three                   4
             and nine months ended June 30, 2001 and 2000

           Condensed Consolidated Statements of Cash Flows for                             5
             the nine months ended June 30, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements                          6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      9-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                     24


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                              25

Item 6.    Exhibits and Reports on Form 8-K                                               25

Signatures                                                                                26

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   HIFN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                           June 30,    September 30,
                                                                             2001          2000
                                                                           --------    -------------
                                                                          (unaudited)
                                     ASSETS

  CURRENT ASSETS:
   Cash and cash equivalents                                               $ 53,067      $ 59,688
   Short-term investments                                                    12,436         5,127
   Accounts receivable, net                                                   2,905         5,748
   Inventory                                                                  2,073         1,355
   Deferred income taxes                                                        620           620
   Prepaid expenses and other current assets                                  7,608         1,221
                                                                           --------      --------
      Total current assets                                                   78,709        73,759
                                                                           --------      --------
  Property and equipment, net                                                 4,531         3,268
  Deferred income taxes                                                       3,132         3,132
  Intangibles and other assets                                               43,195        51,320
                                                                           --------      --------
                                                                           $129,567      $131,479
                                                                           ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable                                                        $  1,377      $  2,814
   Accrued expenses and other current liabilities                             4,601         4,447
                                                                           --------      --------
      Total current liabilities                                               5,978         7,261
                                                                           --------      --------

  Long-term capital lease obligations                                             1            27
                                                                           --------      --------

  STOCKHOLDERS' EQUITY:
   Common stock                                                                  10            10
   Additional paid-in capital                                               117,610       109,251
   Retained earnings                                                          5,968        14,930
                                                                           --------      --------
        Total stockholders' equity                                          123,588       124,191
                                                                           --------      --------
                                                                           $129,567      $131,479
                                                                           ========      ========


     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended      Nine Months Ended
                                                       June 30,               June 30,
                                                --------------------    --------------------
                                                  2001        2000        2001         2000
                                                --------     -------    --------     -------
Net revenues                                    $  6,575     $12,319    $ 36,512     $30,503

Operating expenses:
   Cost of revenues                                5,098       2,824      12,026       6,862
   Research and development                        5,075       3,253      14,218      10,749
   Sales and marketing                             2,092       2,317       7,470       5,932
   General and administrative                      1,797       1,103       6,145       2,978
   Amortization of intangibles and goodwill        2,768          28       8,337          85
                                                --------     -------    --------     -------
      Total operating expenses                    16,830       9,525      48,196      26,606
                                                --------     -------    --------     -------

Income (loss) from operations                    (10,255)      2,794     (11,684)      3,897

Interest and other income, net                       592       1,088       2,180       3,091
                                                --------     -------    --------     -------
Income (loss) before income taxes                 (9,663)      3,882      (9,504)      6,988
Provision for (benefit from) income taxes         (2,779)      1,552        (542)      2,795
                                                --------     -------    --------     -------
Net income (loss)                               $ (6,884)    $ 2,330    $ (8,962)    $ 4,193
                                                ========     =======    ========     =======


Net income (loss) per share, basic              $  (0.68)    $  0.26    $  (0.88)    $  0.47
                                                ========     =======    ========     =======
Net income (loss) per share, diluted            $  (0.68)    $  0.24    $  (0.88)    $  0.43
                                                ========     =======    ========     =======

Weighted average shares outstanding, basic        10,168       8,931      10,128       8,865
                                                ========     =======    ========     =======
Weighted average shares outstanding, diluted      10,168       9,665      10,128       9,843
                                                ========     =======    ========     =======


     See accompanying notes to condensed consolidated financial statements.

                                   HIFN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                  2001           2000
                                                                                --------       --------
Cash flows from operating activities:
     Net income (loss)                                                          $ (8,962)      $  4,193
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation and amortization                                               1,182            795
       Amortization of intangibles and goodwill                                    8,337             85
       Amortization of deferred stock compensation                                 3,356            557
       Tax benefit from employee stock plans                                       3,870             --
     Changes in assets and liabilities:
       Accounts receivable                                                         2,843          2,740
       Inventory                                                                    (718)          (234)
       Prepaid expenses and other current assets                                  (6,387)           (38)
       Other assets                                                                 (160)           (19)
       Accounts payable                                                           (1,437)          (997)
       Income taxes payable                                                           --          1,217
       Accrued expenses and other current liabilities                                139         (1,127)
                                                                                --------       --------
         Net cash provided by operating activities                                 2,063          7,172
                                                                                --------       --------
Cash flows from investing activities:
     Purchase of short-term investments                                           (7,309)            --
     Purchases of property and equipment                                          (2,445)        (1,196)
                                                                                --------       --------
         Net cash used in investing activities                                    (9,754)        (1,196)
                                                                                --------       --------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                   1,121          1,320
     Payment on capital lease obligations                                            (51)            --
                                                                                --------       --------
         Net cash provided by financing activities                                 1,070          1,320
                                                                                --------       --------
Net increase (decrease) in cash and cash equivalents                              (6,621)         7,296
Cash and cash equivalents at beginning of period                                  59,688         70,086
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $ 53,067       $ 77,382
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

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K for the period ending September 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of June 30, 2001 and its results of operations for the three and nine month periods ended June 30, 2001 and 2000, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME (LOSS) PER SHARE

   Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase approximately 3.9 million shares of common stock, or 465,000 and 641,000 average shares, for the three and nine months ended June 30, 2001, respectively, were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended June 30, 2001 and 2000 are presented below (in thousands, except per share amounts):

                                                         Three Months Ended      Nine Months Ended
                                                               June 30,               June 30,
                                                         -------------------    -------------------
                                                           2001        2000       2001        2000
                                                         --------     ------    --------     ------
Net income (loss)                                        $ (6,884)    $2,330    $ (8,962)    $4,193
                                                         ========     ======    ========     ======
Shares used in computing net income (loss) per share:
    Basic                                                  10,168      8,931      10,128      8,865
    Dilutive effect of stock options                           --        734          --        978
                                                         --------     ------    --------     ------
    Diluted                                                10,168      9,665      10,128      9,843
                                                         ========     ======    ========     ======
Net income (loss) per share:
    Basic                                                $  (0.68)    $ 0.26    $  (0.88)    $ 0.47
                                                         ========     ======    ========     ======
    Diluted                                              $  (0.68)    $ 0.24    $  (0.88)    $ 0.43
                                                         ========     ======    ========     ======

NOTE 3 - DETAILED BALANCE SHEET:



                                                          June 30,     September 30,
                                                            2001           2000
                                                          --------     -------------
                                                               (in thousands)
                                                                (unaudited)
     Accounts receivable:
        Trade receivables                                 $  3,260       $  6,117
        Less: allowance for doubtful accounts                 (355)          (369)
                                                          --------       --------
                                                          $  2,905       $  5,748
                                                          ========       ========
     Prepaid expenses and other current assets:
        Prepaid taxes                                     $  6,169       $    458
        Prepaid insurance                                      425             62
        Other                                                1,014            701
                                                          --------       --------
                                                          $  7,608       $  1,221
                                                          ========       ========

     Property and equipment:
        Computer equipment                                $  4,767       $  3,399
        Furniture and fixtures                               1,158            718
        Leasehold improvements                               1,188            724
        Office equipment                                       574            401
                                                          --------       --------
                                                             7,687          5,242
        Less: accumulated depreciation                      (3,156)        (1,974)
                                                          --------       --------
                                                          $  4,531       $  3,268
                                                          ========       ========
     Intangibles and other assets:
        Developed and core technology                     $  3,263       $  3,263
        Workforce                                              599            599
        Patents                                                600            600
        Goodwill                                            47,121         47,121
        Purchased intellectual property                      1,049          1,049
        Other                                                  677            477
                                                          --------       --------
                                                            53,309         53,109
        Less: accumulated amortization                     (10,114)        (1,789)
                                                          --------       --------
                                                          $ 43,195       $ 51,320
                                                          ========       ========
     Accrued expenses and other current liabilities:
        Deferred revenue                                  $  2,488       $  1,646
        Compensation and employee benefits                   1,021          1,760
        Accrued royalties                                       --            124
        Other                                                1,092            917
                                                          --------       --------
                                                          $  4,601       $  4,447
                                                          ========       ========

NOTE 4 - APPTITUDE ACQUISITION

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

NOTE 5 - EMPLOYEE STOCK OPTION PLAN

     In February 2001, the Board of Directors of the Company adopted the 2001 NonStatutory Stock Option Plan (the "Plan") whereby 1,500,000 shares of Common Stock were reserved for issuance pursuant to nonqualified stock options. The Plan is administered by the Company's Board of Directors or its designees and provides generally that nonqualified stock options granted under the Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the Plan are determined by a committee of the Board and are set forth in agreements between the recipient and the Company. As of June 30, 2001, options to purchase an aggregate of 701,000 shares were granted under the Plan.

NOTE 6 - LEGAL MATTERS

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

     In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has not commenced and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "believes," "anticipates," "estimates," "expects," and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

     Hifn is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. We design, develop and market high-performance, multi-protocol packet processors -- semiconductor devices designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

     Our encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Additionally, our encryption/compression and public key processors provide key algorithms used in VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use Hifn's compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

     Our flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and is used in deploying Quality-of-Service (QoS) and Cost-of-Service (CoS), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to the Company's net revenues during the periods shown:


                                              Three Months Ended     Nine Months Ended
                                                     June 30,            June 30,
                                              ------------------     -----------------
                                                2001       2000       2001       2000
                                                ----       ----       ----       ----
Net revenues                                     100%       100%       100%       100%
                                                ----        ---       ----        ---
Operating expenses:
  Cost of revenues                                78         23         33         22
  Research and development                        77         26         39         36
  Sales and marketing                             32         19         21         19
  General and administrative                      27          9         17         10
  Amortization of intangibles and goodwill        42         --         22         --
                                                ----        ---       ----        ---
Total operating expenses                         256         77        132         87
                                                ----        ---       ----        ---
Income from operations                          (156)        23        (32)        13
Interest and other income (expense), net           9          9          6         10
                                                ----        ---       ----        ---
Income before income taxes                      (147)        32        (26)        23
Provision for income taxes                       (42)        13         (1)         9
                                                ----        ---       ----        ---
Net income (loss)                               (105)%       19%       (25)%       14%
                                                ====        ===       ====        ===

     Net Revenues. Net revenues decreased 46.6% to $6.6 million for the quarter ended June 30, 2001 from $12.3 million for the quarter ended June 30, 2000. Revenue for the first nine months of fiscal 2001 was $36.5 million, an increase of 19.7% from the $30.5 million reported for the first nine months of fiscal 2000. The decrease in revenues for the three months ended June 30, 2001 over the same periods in the prior year was primarily due to decreased sales of data compression and encryption processors to network equipment manufacturers slightly offset by revenues and royalties related to classification software acquired from Apptitude. The increase in revenues for the nine months ended June 30, 2001 over the same period in the prior year reflects an increase in sales of data compression and encryption processors as well as revenues and royalties related to the Apptitude classification software. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 46% and 33% of revenues for the three and nine months ended June 30, 2001, respectively. Semiconductor sales to Lucent, an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 6% and 20% of revenues for the three and nine months ended June 30, 2001, respectively.

     Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues increased to 77.5% for the quarter ended June 30, 2001 from 22.9% for the quarter ended June 30, 2000. Cost of revenues for the nine months ended June 30, 2001 increased 32.9% of net revenues, compared to 22.5% for the nine months ended June 30, 2000. The increase in cost of revenues as a percentage of net revenues during the three and nine months ended June 30, 2001 primarily reflects a charge for excess inventory in the third quarter ended June 30, 2001 of $3.4 million resulting from revenue falling below previous expectations coupled with a shift in the revenue mix and an increase in overhead expenses including supplies and facility rental costs and, for the three months ended June 30, 2001, decreased revenue levels.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering costs. Such research and development expenses were approximately $5.1 million and $3.3 million for the quarters ended June 30, 2001 and 2000, respectively. Research and development costs were approximately $14.2 million and $10.8 million for the nine months ended June 30, 2001 and 2000, respectively. In connection with the acquisition of Apptitude in August 2000, we acquired additional engineering headcount to develop new products which combine data compression, data encryption and flow classification for the network security markets and to develop additional products for the storage market. As a result of the additional personnel, we incurred increased salaries, labor and facility rental costs offset by a decrease in outside engineering consulting costs. In addition, increased nonrecurring engineering costs related to new product development as well as amortization of deferred stock compensation related to the acquisition of Apptitude of $455,000 and $1.4 million in the three and nine months ended June 30, 2001, respectively, also contributed to the increase in research and development expense as compared to the same periods ended June 30, 2000.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.1 million and $2.3 million for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expense for the nine months ended June 30, 2001 and 2000 were approximately $7.5 million and $5.9 million, respectively. The decrease in sales and marketing expenses during the three months ended June 30, 2001 over the same period in the prior year primarily reflects the net effect of decreased commission costs as a result of lower revenue levels offset by amortization of deferred stock compensation of $75,000 related to the acquisition of Apptitude. The increase in sales and marketing expenses during the nine months ended June 30, 2001 over the same period in the prior year is a result of increased salaries and benefit costs due to additional marketing personnel as well as increased commission costs associated with the increase in revenues. Amortization of deferred stock compensation related to the Apptitude acquisition of $235,000 also contributed to the increase in sales and marketing expense during the nine months ended June 30, 2001

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.8 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses for the nine months ended June 30, 2001 and 2000 were $6.1 million and $3.0 million, respectively. The increase is a result of the amortization of deferred stock compensation related to the acquisition of Apptitude of $141,000 and $1.6 million for the three and nine months ended June 30, 2001, respectively, charges related to facility sublease and an increase in salaries and benefit costs related to increased headcount offset by decreased outside services costs.

     Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill for the three and nine months ended June 30, 2001 of $2.8 million and $8.3 million, respectively, were a result of the acquisition of Apptitude and other intellectual property in August 2000 as well as other acquired technology in April 1998.

     Interest and Other Income, Net. Net interest and other income was $592,000 and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, and $2.2 million and $3.1 million for the nine months ended June 30, 2001 and 2000, respectively. The decrease in interest and other income for the periods presented was mainly due to a shift in the investment mix from stock instruments to commercial paper and municipal bonds.

     Income Taxes. The effective income tax rate for three and nine months ended June 30, 2001 was 29% and 6%, respectively, as compared to approximately 40% for the same periods in 2000. The effective rate for each period reflects the non-deductibility of certain acquisition related charges and the tax benefit from certain stock transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.1 million and $7.2 million for the nine months ended June 30, 2001 and 2000, respectively. During the nine months ended June 30, 2001, net cash provided by operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $11.7 million, tax benefit from employee stock plans of $3.9 million, depreciation and amortization costs of $1.2 million as well as a decrease in accounts receivable of $2.8 million and an increase in accrued expenses and other current liabilities of $139,000. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $718,000 and $6.5 million, respectively, as well as a decrease in accounts payable of $1.4 million. During the nine months ended June 30, 2000, the net cash provided by operating activities was attributed to net income from operations adjusted for depreciation and amortization costs of $1.4 million, a decrease in accounts receivable of $2.7 million and an increase in income taxes payable of $1.2 million offset by a combined increase in inventory and prepaid expenses and other assets of $291,000 and decreases in accounts payable and accrued expenses and other current liabilities of $2.1 million.

     Net cash used in investing activities was $9.8 million for the nine months ended June 30, 2001 and related to the purchase of $7.3 million in short-term investments and $2.4 million in property and equipment. Net cash used in investing activities for the nine months ended June 30, 2000 of $1.2 million related to the purchase of property and equipment.

     Net cash provided by financing activities was $1.1 million and $1.3 million for the nine month periods ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities for both periods was attributable to proceeds from issuance of common stock slightly offset, for the period ended June 30, 2001, by payments on capital lease obligations.

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

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.


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

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

     Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 46%, 33% and 36% of our revenues in the three and nine months ended June 30, 2001 and in fiscal year 2000, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 6%, 20% and 35% of our revenues during the three and nine months ended June 30, 2001 and fiscal year 2000, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS.

     As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition.


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

     In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. We may experience substantial difficulty in introducing new products and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Any inability on our part to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations have often been unrelated or disproportionate to the operating results of individual companies. Such fluctuations can result from:

     -  Actual or anticipated variations in quarterly operating results;

     -  Announcements of new products by us or our competitors;

     -  The gain or loss of significant customers;

     -  Changes in analysts' estimates;

     -  Short-selling of our Common Stock;

     -  General market conditions; and

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

     In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has not commenced and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk - We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper and municipal bonds and we place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates at June 30, 2001 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk - All of our sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

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

     In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has not commenced and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

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

                                hi/fn, inc.
                                (Registrant)

Date: July 24, 2001             By:   /s/ WILLIAM R. WALKER
                                    --------------------------------------------
                                William R. Walker
                                Vice President, Finance, Chief Financial Officer
                                and Secretary (principal financial and
                                accounting officer)