Form 10-K
period 2001-09-30
HI/FN INC
filed 2001-12-11
CIK 1065246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24765

hi/fn, inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0732700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 University Avenue, Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 399-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 4, 2001: $84,144,137 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

      The number of shares outstanding of the Registrant’s Common Stock as of December 4, 2001, was 10,262,381.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant’s 2002 Annual Meeting of Shareholders to be held February 27, 2002 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties within the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.     Business

Overview

      hi/fn, inc., together with its subsidiary, (referred to as “Hifn,” “we,” “us” or “our”) is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors — semiconductor devices and software — designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

      Hifn’s encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Our encryption/compression and public key processors provide key algorithms used in virtual private networks (“VPNs”), which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products to improve the performance and capacity of mid- to high-end tape back-up systems.

      Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in deploying quality of service (“QoS”) and classes of service (“CoS”), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

Industry Background

      The need for a more effective use of and efficient communication utilizing the public network infrastructure in a business environment is one of the main drivers of the extensive deployment of network-based communications systems. The resulting increase in connectivity has further driven the need for technology that safeguards and manages the access to information available over these expanding global networks.

      The network computing market has undergone three major transitions over the past decade and it is the convergence of these transitions that contributed to the recent increase in global connectivity. The first of these transitions was the migration of corporate computing environments from centralized mainframe systems to distributed client/server environments. The ability to access and share information through client/server technology expanded the need for connectivity beyond workgroup local area networks (“LANs”) to enterprise-wide networks spanning multiple LANs and wide area networks (“WANs”). The second major transition was the widespread adoption of the Internet for business-to-business communications. Internet-based business applications have expanded beyond e-mail to a broad range of business applications and services including electronic publishing, direct to customer transactions, product marketing, advertising and customer support. The last of these transitions was the emergence of consumer-to-business or e-commerce communications. The convergence of these major transitions led to the need for secure, managed communications and the emergence of virtual private networks that use the public Internet infrastructure and associated protocols and applications to share information and services both within the enterprise and with business partners and customers. As a result, businesses are able to share internal information and run enterprise applications across geographically dispersed facilities as well as enable customers, suppliers and other business partners to inexpensively link into their enterprise information systems. As Internet protocols and infrastructure gain increasing and widespread acceptance for global communication, new wide-area connectivity services such as database access, transaction processing services, audio and telephone services as well as video teleconferencing services are emerging at a rapid rate. This expansion of services and applications is further accelerating the use of networks as global communication systems. The emergence of e-business increased the challenges in enabling secure access to information and applications.

The Complexity of and Need for Network Security

      Driven to provide the tremendous benefits of connectivity and information exchange, organizations potentially expose sensitive information and mission critical applications to unauthorized access, both through connections to the public Internet and from within the enterprise. In addition, transmission of data over the Internet may also expose such data to unauthorized interception. These risks create a critical need for enterprises to protect their information and information systems from unauthorized access and use. Historical methods for securing information resources are no longer adequate to meet the security requirements of today’s global networks. Today’s distributed network environments provide multiple points of access and multiple network resources, making it impractical to individually secure every application and resource on the network. Therefore, additional layers of security at the network level are required to control access to the network and to regulate and protect the flow of data between network segments.

      The increasing demands placed on data communication security systems by the expansion of Internet services and global enterprise networking is quickly outpacing the capabilities of many traditional Internet security appliance architectures. These demands include the need to define and transparently enforce an integrated, enterprise-wide security policy that can be managed centrally and implemented on a distributed basis. An effective network security solution also needs to be open and extensible to enable it to address the rapidly changing requirements of the Internet and intranets, including the addition of new security applications, such as authentication, encryption, URL filtering, anti-virus protection, and Java and ActiveX security services and functions. This increased complexity, along with the higher demand placed by ever-increasing bandwidths and the increasing number of users has driven the creation of data communications semiconductors specifically designed for the security task. These high-performance security integrated circuits create the next generation security platform for the Internet based on a combination of protocol features, customer complex core logic and standards-based buses and interfaces. This is at the core of Hifn’s security network processor products.

The Hifn Solution

      Hifn is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. We design, develop and market high-performance, multi-protocol packet processors — semiconductor devices and software — designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. We believe that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and gives our products a strong competitive advantage. By offering a wide range of high-performance implementations of our patented, standards-compliant technology, we are able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their products to market faster.

      Our patented Lempel-Ziv-Stac compression technology (“LZS”) is incorporated into several networking protocol standards, including Point-to-Point Protocol (“PPP”) and the frame relay protocol, allowing network equipment vendors to rapidly integrate proven solutions for mitigating the costs associated with traditional private leased-line network architectures. The Microsoft Point-to-Point Compression (“MPPC”) implementation of our patents, developed by Microsoft, is incorporated into the PPP and Point-to-Point Tunneling Protocol (“PPTP”) implementations of the Windows 95, 98, ME, NT, 2000 and XP operating systems. We offer high-performance compression processors that implement LZS and MPPC. We also license software implementations of LZS and MPPC to industry-leading network equipment vendors for use in their networking products.

      In support of emerging VPN architectures, we have led the industry by introducing the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPSec”) protocol. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls. Furthermore, we also license a complete and portable software implementation of the IPSec protocol, allowing network vendors to get to market more quickly with their VPN implementations at a fraction of the cost of internal software development efforts.

      Businesses are increasingly dependent upon the public Internet in conducting their normal business operations. Unlike the traditional telecommunications network used by businesses to communicate, the public Internet is vastly more complex and unreliable. In addition, there is currently an overall lack of differentiation or prioritization of business-critical functions from general use of the Internet. Rather, these functions are bundled together and use the same resources throughout the public Internet. Our flow classification solutions enable the integration of precise differentiation and measurement of business-critical transactions within network equipment vendors’ devices. This feature allows the creation of differentiated services within the public Internet.

      Hifn’s line of compression processors targeted at back-up storage applications provides storage equipment vendors high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) tape drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Travan style of quarter-inch cartridge tape drives.

Customers and Products

      A number of leading manufacturers of network and storage equipment have designed products that incorporate our products. To date, we have secured several design wins with networking and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our packet processors or an evaluation board and initiated a product design that incorporates our packet processors. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

      At September 30, 2001, we had a backlog of semiconductor orders representing $6.9 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2000, we had a backlog of $18.0 million. Because we quote product lead times to customers of approximately three months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

      Hifn’s products — compression processors, encryption/compression processors, public key processors, flow classification processors and software — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance tape storage devices. We also offer evaluation boards to assist customers in the evaluation of our products.

      Network Bandwidth Enhancement Products. Hifn’s 9710, 9711 and 9751 high-performance compression processors provide essential bandwidth-enhancement for network equipment such as routers, remote access concentrators, broadband access equipment and switches. These products provide flexible bus interfaces and a variety of memory configuration options to allow customers to tailor their uses to meet a variety of network system requirements. We license a line of software compression libraries that provide similar functionality to our line of compression processor products for low-performance applications such as modems and ISDN links. The software products are offered in source and object code toolkits.

      Network Security Products. The Hifn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman (“RSA”) public key cryptosystem as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm (“DSA”)). Hifn’s 7711, 7751 and 7811 encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. For high-performance security requirements, Hifn’s 7851, 7814 and 7854 processors are the first to incorporate the Hifn Intelligent Packet Processing (“HIPP”) architecture for complete processing from 100 to 700 megabits per second. At the multi-gigabit speed range, Hifn provides the 8154, 8065 and 8165, members of the HIPP II family of security processors. These devices provide public key acceleration for e-commerce secure-session handling as well as secure packet processing for multi-gigabit speeds. For data communication applications such as xDSL and cable modems, the Hifn 7901, 7902 and 7951 provide the industry’s first complete broadband security processors implementing support of data compression, encryption and authentication algorithms. In addition, these devices also include a public key math processor and a true hardware random number generator (“RNG”) to support the public key cryptography required for key generation, exchange and authentication.

      Network Flow Classification Products. Hifn’s MeterFlow products provide comprehensive data to support the differentiation of business-critical application network traffic from other general-purpose network traffic. MeterFlow provides additional information on the performance of these application transactions and flows in network equipment devices to support the deployment of Integrated and Differentiated Services.

These functions are the key to enabling firewalls, security, network address translation (“NAT”) and port address translation (“PAT”) transforms, QoS and CoS in routers, switches and network security appliances. MeterFlow-based flow classification also enables monitoring, metering, billing, service level agreement (“SLA”) validation, and other statistics-gathering applications.

      Storage Enhancement Products. Hifn’s 9600, 9610 and 9732 high-performance compression processors provide a typical doubling of capacity and performance for mid- to high-end tape drive products.

      Evaluation Boards. To facilitate the adoption of our semiconductor devices, we design system-level boards that resemble actual end-products or subsystems. Our evaluation boards include basic hardware and software that enable customers to expedite their designs by using the evaluation boards as a reference or by incorporating portions of them into their own designs. These boards are used as evaluation and development vehicles for each semiconductor device designed by Hifn.

Technology

      Hifn’s multi-protocol packet processors are high-performance compression, encryption/compression, public key and flow classification processors that have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

      Compression Algorithms and Architectures. Hifn holds key patents that cover a wide variety of lossless compression algorithms and their implementations. Specific implementations of our compression patents include the following compression algorithms: LZS, developed by Stac; MPPC, developed by Microsoft; and ALDC, developed by IBM. We have continued to improve the performance, functionality and architectures of these compression techniques. For example, semiconductor implementations of the LZS algorithm have improved in performance by a factor of 40 in under four years. Through the use of various architectural implementations of our compression algorithms, we are able to provide compression solutions over a broad price-performance spectrum.

      Encryption, Data Authentication and Public Key Algorithms. Hifn develops high-performance implementations of industry standard encryption algorithms (e.g., Advanced Encryption Standard (“AES”), Digital Encryption Standard (“DES”), Triple-DES and Alternative Rivest Chiper 4 (“ARC4”)) and data authentication algorithms (e.g., Message Digest 5 (“MD5”) and Secure Hash Algorithm (“SHA1”)). Coupled with our patent position in compression, we are positioned to combine compression with encryption and data authentication as specified in the most widely used network security protocols, such as IPSec and PPTP. In addition, we also implement public key cryptography algorithms which are used in a wide variety of network security protocols. Public key cryptography algorithms implemented by us include the RSA-compatible and Diffie-Hellman algorithms as well as the RSA-compatible and DSA digital signature algorithms. Our semiconductor products, including the RSA-compatible public key cryptosystem and the ARC4 and Alternative Rivest Cipher 5 (“ARC5”) symmetric key encryption algorithms are compatible with RSA Data Security, Inc.’s Rivest Cipher (“RC”) 4 and RC5 algorithms.

      Flow Classification and Measurement Architectures. In August 2000, we extended our reach into the packet processing area through the acquisition of Apptitude. We have incorporated Apptitude’s flow classification technology into a software solution for network equipment vendors. This technology has six patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow, our flow classification technology, enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/ PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

      Integrated, High-Performance Packet Processing. Hifn is continuing to develop additional packet processing functionality, including the implementation of advanced public key encryption algorithms, continued integration of computation-intensive security protocol processing functions, and integration of the MeterFlow classification capabilities. Ongoing product and technology development is expected to increase product integration and increase product performance in the future.

Intellectual Property

      Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own 13 United States patents and four foreign patents. We also have two pending patent applications in Japan. The issued patents and patent applications primarily cover various aspects of our compression, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2017. In addition to compression, we have six pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology.

      As is typical in the semiconductor industry, we may in the future receive communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation regarding intellectual property, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our business and operating results. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

      In addition, we claim copyright protection for certain proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. Furthermore, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property.

Export Restrictions on Encryption Algorithms

      A key element of Hifn’s packet processor architecture is the encryption algorithms embedded in our semiconductor and software products. These products are subject to export control regulations administered by the U.S. Department of Commerce. The regulations permit our domestic network equipment customers to export non-military specific products incorporating our encryption technology only after the finished product has received a one-time technical review from the Department of Commerce. In addition, those U.S. export control laws prohibit the export of many products, including any products with encryption, to a number of countries deemed hostile by the U.S. government (currently there are nine such countries). Furthermore, U.S. government regulations require export licenses from the Department of State for all military-specific products.

      U.S. export regulations have recently been liberalized to allow for the export of most encryption hardware, software, and technology to foreign non-government entities after the product receives a one-time technical review from the Commerce Department. The technical review process generally takes 30 days from the date the government logs the application into its computer system. In addition, the U.S. government now allows U.S. exporters to immediately ship products to both government and non-government end-users in the European Union (“EU”) and eight other friendly countries (“EU + 8”) immediately upon submission of the required technical review paperwork. If exports to government end-users are required to countries outside of the EU + 8 group, an individual export license is required from the Department of Commerce. As a result of the recent liberalizations, our network equipment customers may be able to effectively compete with EU competitors. However, foreign competitors facing less stringent controls and who may have effectively established markets for their products prior to the relaxation of U.S. export restrictions may be able to compete more effectively than our network equipment customers in the global market. Furthermore, U.S. regulations are constantly changing and we cannot assure that the liberalizing trends will continue, that the list of products and countries for which export approval is required, or the regulatory policies with respect thereto, will not be revised from time to time, or that laws limiting the domestic use of encryption will not be enacted. The sale of our packet processors could be hindered or harmed by the failure of our network equipment customers to obtain the required technical reviews or by the costs of compliance. See “Sales, Marketing & Technical Support.”

Competition

      The networking and storage equipment markets into which we sell our products are intensely competitive and are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, unit price erosion and the continued emergence of new industry standards. The semiconductor industry is also intensely competitive and is characterized by rapid technological change, product obsolescence and unit price erosion. We expect competition to increase in the future from existing competitors and from companies that may enter our existing or future markets, including certain customers, with similar or substitute solutions that may be less costly or provide better performance or features than our products. To be successful in the future, we must continue to respond promptly and effectively to changing customer performance, feature and pricing requirements, technological change and competitors’ innovations. We cannot assure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations.

      Our products compete with products from companies such as Analog Devices, Inc., Safenet, Inc., International Business Machines (“IBM”), Broadcom Corporation, Motorola, Inc. and Philips Corporation. In 1994, Stac entered into two license agreements with IBM where Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. Stac’s license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. We believe that the recent change to the U.S. export regulations will enable us and our network equipment customers to obtain comparable footing with our European competitors. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop ASICs, general purpose microprocessors and other devices which attempt to perform all or a portion of the functions performed by our products.

      Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, National Semiconductor Corporation and Texas Instruments Incorporated have proprietary semiconductor manufacturing ability, preferred vendor status with many of our customers, extensive marketing power and name recognition, greater financial resources than us and other significant advantages over us. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure that we will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

      We believe that important competitive factors in our markets are price-performance characteristics, rapid technological change, the continued emergence of new industry standards, length of development cycles, design wins with major network and storage equipment vendors, support for new network and storage standards, features and functionality, adaptability of products to specific applications, reliability, technical service and support and protection of products by effective utilization of intellectual property laws. Our failure to successfully develop products that compete successfully with those of other suppliers in the market would harm our business, financial condition and results of operations. In addition, we must compete for the services of qualified distributors and sales representatives. To the extent that our competitors offer such distributors or sales representatives more favorable terms on a higher volume of business, such distributors or sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — Our Markets Are Highly Competitive.”

Research and Development

      Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, substantial investments in research and development. Extensive product development input is obtained from customers and through our participation in industry organizations and standards setting bodies such as the Internet Engineering Task Force (“IETF”).

      As of September 30, 2001, our research and development staff consisted of 79 employees. Our research and development expenditures were $18.6 million in the fiscal year ended September 30, 2001, $14.6 million in the fiscal year ended September 30, 2000 and $8.0 million in the fiscal year ended September 30, 1999, representing 43%, 33% and 19% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. Research and development costs in fiscal 2001 and 2000 also include amortization of deferred stock compensation related to the acquisition of Apptitude. We perform our research and product development activities at our facilities in Los Gatos, California and Carlsbad, California. We seek to hire additional skilled development engineers.

      The acquisition of Apptitude in August 2000 further strengthened our development efforts, adding to our pool of software expertise and intellectual properties. Furthermore, we are able to expand our product base to include acceleration for firewall applications, bandwith management, load balancing, QoS and CoS. Also in August 2000, we purchased unique patented traffic flow control technology to further enhance the bandwith management features of Apptitude’s technology.

      In April 1998, we acquired a software implementation of the IPSec protocol from CyLAN Technologies, Inc. As part of the acquisition, we gained expertise in the development of software implementations of a wide range of networking protocol functions, including IPSec and Transmission Control Protocol/ Internet Protocol (“TCP/IP”).

      Our future performance depends on a number of factors, including our ability to identify emerging technological trends in our target markets, develop and maintain competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. In evaluating new product decisions, we must anticipate well in advance the future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. We cannot assure that our design and introduction schedules for any additions and enhancements to our existing and future products will be able to be sold at prices that are favorable to us.

      We must also continue to make significant investments in research and development in order to continue enhancing the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are inherently complex and require long development cycles. Such innovations must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network and storage equipment vendors to favor them over alternative technologies. Moreover, we must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained.

      We cannot assure that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

Sales, Marketing & Technical Support

      We market our products through a direct sales and marketing organization, headquartered in Los Gatos, California, with sales offices in Massachusetts, Colorado, North Carolina and Quebec, Canada, and through independent contract sales representatives in the United States, Europe, Japan and other areas. We also retain account managers to focus on individual customer relationships. We do not have any foreign operations and sales of our products to foreign companies, other than product shipments to contract manufacturers of domestic customers, have not been material. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for our products. Our relationships with some of our sales representatives have been established within the last two years, and we are unable to predict the extent to which some of these representatives will be successful in marketing and selling our products.

      Sales to U.S. customers account for the substantial majority of our revenues. Due to the export controls imposed by the U.S. government until recently on encryption products, our shipments to international customers have been limited to compression processors and compression software. The recent relaxation of controls has opened new opportunities for our products’ sales around the world. In early 2000, we entered into a distribution agreement with a worldwide electronics distribution company which we believe provides us with the ability to respond to significant pent-up demand for network security products around the world. We continue to actively work with our network equipment customers and the U.S. government to comply with U.S. export controls to facilitate the export of our customers’ products which incorporate our encryption products. We cannot assure that we will be successful in these efforts and that competitors outside of the U.S. will not develop encryption products to meet the needs of our customers, thereby reducing the opportunity for us to sell our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — Our Products Are Subject To Export Restrictions.”

      Hifn has a number of marketing programs designed to inform network and storage equipment vendors about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, technical conferences, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of our website, advertising and direct mail distribution of our literature.

      Technical support to customers is provided through field applications engineers and, if necessary, product designers. Local field support is provided in person or by telephone. We believe that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the market and is critical to shortening the time required to design in our products. We work with our customers to monitor the performance of our product designs and to provide support at each stage of customer product development.

Manufacturing

      Currently, we subcontract all semiconductor manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. The use of the fabless model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products. This model also allows us to have significantly reduced capital requirements.

      We subcontract our semiconductor manufacturing to Atmel Corporation, Motorola and Toshiba Corporation. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by us. None of our products are currently manufactured by more than one supplier. However, we expect that in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

      At any given time, we use mainstream processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach allows us to focus on providing differentiated functionality, the primary value-add in our products. Our current main products are manufactured using .6, .4, .3 and .25 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the .18 micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

      We intend to continue for the foreseeable future to rely on our subcontract manufacturers for substantially all of our manufacturing, assembly and test requirements. All of our subcontract manufacturers produce products for other companies. We do not have long-term manufacturing agreements with any of our subcontract manufacturers. Our subcontract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of our subcontract manufacturers.

      We must place orders approximately 20 to 23 weeks in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. Our inability to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce our product revenue or increase our cost of revenue and could harm our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — We Depend Upon Independent Manufacturers And Limited Sources Of Supply.”

Employees

      As of September 30, 2001, Hifn employed a total of 136 full-time employees. Of the total number of employees, 79 were employed in research and development, 29 in sales and marketing, nine in operations and 19 in finance and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

      Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing, sales and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — We Depend Upon Key Personnel.”

Item 2.	Properties

      Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 35,000 and 11,500 square feet of space in Los Gatos, California, under leases that expire in September 2005 and December 2007, respectively. We also lease other facilities including 14,000 square feet of space for our design and operations center in Carlsbad, California and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts as well as in Monument, Colorado and Quebec, Canada.

Item 3.	Legal Proceedings

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against Hifn and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of Hifn’s stock during the period July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made by Hifn and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. Mr. Farnham and Hifn answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on our financial position.

      In December 2000, a former employee of Hifn filed suit against Hifn and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, we filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has recently commenced, and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, we intend to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Hifn’s Common Stock is traded on the Nasdaq National Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported closing bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low

Fiscal Year Ended September 30, 2001:
First Quarter	$68.44	$22.94
Second Quarter	37.75	12.50
Third Quarter	20.43	12.00
Fourth Quarter	15.40	7.90

Fiscal Year Ended September 30, 2000:
First Quarter	$112.50	$35.56
Second Quarter	100.00	39.50
Third Quarter	61.44	27.56
Fourth Quarter	74.06	42.38

      On December 4, 2001, the reported last sale price of Common Stock on the Nasdaq National Market was $16.69 per share and there were approximately 349 holders of record of our Common Stock.

Dividend Policy

      We have never declared or paid any dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business and do not expect to pay any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,

	2001	2000(1)	1999(2)	1998(3)	1997(3)

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$43,004	$44,838	$42,351	$21,533	$14,226
Costs and operating expenses:
Cost of revenues	13,828	10,004	10,498	6,525	4,762
Research and development	18,569	14,577	8,022	5,346	2,985
Sales and marketing	9,462	8,172	5,963	3,370	2,224
General and administrative	7,705	5,147	2,993	2,407	1,203
Amortization of intangibles and goodwill	11,093	1,619	113	57	—
Purchased in-process research & development	—	4,085	—	—	—

Income (loss) from operations	(17,653)	1,234	14,762	3,828	3,052
Interest income (expense), net	2,700	4,211	1,720	17	16
Other income (expense), net	(64)	(66)	(14)	—	—
Provision for (benefit from) income taxes	(1,660)	4,381	6,587	1,627	1,235

Net income (loss)	$(13,357)	$998	$9,881	$2,218	$1,833

Net income (loss) per share, basic	$(1.32)	$0.11	$1.22	$0.35	$0.30
Net income (loss) per share, diluted	$(1.32)	$0.10	$1.06	$0.33	$0.30
Weighted average shares outstanding, basic	10,141	9,017	8,115	6,308	6,100
Weighted average shares outstanding, diluted	10,141	10,055	9,295	6,800	6,174

	September 30,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$64,751	$64,815	$70,086	$4,084	$480
Total assets	126,810	131,479	83,530	16,611	5,898
Working capital	70,297	66,498	73,153	4,723	3,520
Total debt	—	27	—	—	—
Total stockholders’ equity	119,835	124,191	76,049	6,952	4,622

(1)	In August 2000, we completed our acquisition of Apptitude in a transaction accounted for as a purchase. The Statement of Operations for fiscal year ended September 30, 2000 include the operating results of Apptitude from the date of acquisition.

(2)	On March 31, 1999, we issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses. On April 19, 1999 our underwriters exercised their option to purchase an additional 300,000 shares of our common stock, which yielded an additional $9.3 million in proceeds to us.

(3)	We operated as a division of our parent company, Stac, until September 30, 1996 and as a subsidiary of Stac until December 16, 1998. Accordingly, our selected financial data as of and for the fiscal year ended September 30, 1998 and 1997 has been derived from audited financial statements not included herein. The financial information may not reflect our future performance or our future financial position or results of operations, nor does it provide or reflect data as if we had actually operated as a separate, stand-alone entity during all of the periods covered.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled “Trends and Uncertainties” and appearing elsewhere in this report.

Overview

      hi/fn, inc., together with its subsidiary (referred to as “Hifn,” “we,” “us” or “our”), is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. We design, develop and market high-performance, multi-protocol packet processors — semiconductor devices and software — designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

      Hifn’s encryption/compression and public key processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. Our encryption/compression and public key processors provide key algorithms used in VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide trading partners and others with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products to improve the performance and capacity of mid-to high-end tape back-up systems.

      Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in deploying quality of service (“QoS”) and classes of service (“CoS”), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

      Revenues from one customer and its manufacturing subcontractor represented 36%, 36% and 45% of our net revenues for fiscal years ended September 30, 2001, 2000 and 1999, respectively. Revenues from another customer and its manufacturing subcontractors represented 17%, 35% and 38% of our net revenues for fiscal years ended September 30, 2001, 2000 and 1999, respectively.

      In August 2000, Hifn completed its acquisition of Apptitude, a provider of embedded Internet traffic analysis solutions through a merger of Apptitude with and into a wholly-owned subsidiary of Hifn. The aggregate purchase consideration was $58.5 million, $20 million in cash and $38.5 million in stock. In exchange, we received tangible assets and assumed liabilities as well as intangible assets including developed and core technology, workforce and patents. Additionally, we acquired in-process research and development costs which were expensed at the time of the acquisition.

      Hifn’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of our and our customers’ products, competitive pricing pressures, our ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, our access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If we are unable to introduce new products with higher margins, maintain our product mix between proprietary and second source products, or reduce manufacturing cost to offset decreases in the prices of our existing products, then our operating results will be adversely affected. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of our backlog is cancelable without penalty, we typically plan our production and inventory levels based on internal forecasts of customer demand. Customer demand remains highly unpredictable and variances to the forecast can fluctuate substantially. In addition, because of high fixed costs in the semiconductor industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, we have experienced, and may in the future experience, material adverse fluctuations in our operating results on a quarterly or annual basis, which have in the past, and would in the future, materially affect our business, financial condition and results of operations.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,

	2001	2000	1999

Net revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenues	32	22	25
Research and development	43	33	19
Sales and marketing	22	18	14
General and administrative	18	11	7
Amortization of intangibles and goodwill	26	4	—
Purchased in-process research & development	—	9	—

Total operating expenses	141	97	65

Income from operations	(41)	3	35
Interest and other income (expense), net	6	9	4

Income before income taxes	(35)	12	39
Provision for income taxes	(4)	10	16

Net income	(31)%	2%	23%

Years Ended September 30, 2001, 2000 and 1999

      Net Revenues. Revenue from sales of semiconductors and licenses of software libraries decreased 4% in fiscal 2001 to $43.0 million compared to $44.8 million in fiscal 2000. In fiscal 2000, revenue increased 6% compared to $42.4 million in fiscal 1999. The decrease in revenue in fiscal 2001 from fiscal 2000 was primarily due to a decrease in sales of our data compression and encryption processors to network equipment manufacturers partially offset by an increase in license and software revenues. The increase in revenue in fiscal 2000 from fiscal 1999 was primarily due to increasing sales of our data compression and encryption processors to network equipment manufacturers. Semiconductor sales to Quantum, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 36%, 36% and 45% of revenue in each of fiscal years 2001, 2000 and 1999, respectively. Semiconductor sales to Lucent, an original equipment manufacturer of networking equipment, through its manufacturing subcontractors, comprised 17%, 35% and 38% of revenue in fiscal years 2001, 2000 and 1999, respectively.

      Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues increased to 32% for fiscal 2001 from 22% for fiscal 2000. The increase in cost of revenues as a percentage of net revenues in fiscal 2001 primarily reflects a $3.4 million charge during the third quarter of fiscal 2001 for excess inventory. This charge resulted from a decrease in demand below our previous expectations. Excluding the excess inventory charge, cost of revenues for fiscal 2001 was 24% of net revenues. In addition to the charge there was a shift in the revenue mix from 2000 to 2001 and an increase in overhead expenses including supplies and facility rental costs.

      Research and Development. Research and development expenses were $18.6 million, or 43% of revenues, in fiscal 2001, $14.6 million, or 33% of revenues, in fiscal 2000 and $8.0 million, or 19% of revenues, in fiscal 1999. Research and development expenses increased 27% in fiscal 2001 and 82% in fiscal 2000. The increase in research and development costs in each successive period was due to increases in labor, benefits, building expenses and depreciation costs related to the addition of research and development personnel related to the acquisition of Apptitude in August 2000, offset by a reduction in outside services costs for contractors previously used to develop new products. Amortization of deferred stock compensation related to the acquisition of Apptitude of $1.8 million and $259,000 in fiscal 2001 and 2000, respectively, also contributed to the increase in research and development expense in each of these fiscal years. We expect our investments in research and development to continue to increase in coming periods on an absolute basis as we continue to develop products targeted at meeting market needs. However, we cannot assure that product development programs invested in by us will be successful or that products resulting from such programs will achieve market acceptance.

      Sales and Marketing. Sales and marketing expenses were $9.5 million, or 22% of revenues, in fiscal 2001, $8.2 million, or 18% of revenues, in fiscal 2000 and $6.0 million, or 14% of revenues, in fiscal 1999. The increase in sales and marketing expenses in each successive fiscal year was primarily due to increased headcount and outside services to support sales and marketing efforts.

      General and Administrative. General and administrative expenses were approximately $7.7 million, or 18% of revenues, in fiscal 2001, $5.1 million, or 11% of revenues, in fiscal 2000 and $3.0 million, or 7% of revenues, in fiscal 1999. The continued increase in general and administrative expenses is mainly due to higher salaries and benefits costs as a result of increased headcount as well as office administration and depreciation costs. Additionally, amortization of deferred stock compensation related to the acquisition of Apptitude of $1.8 million and $503,000 for fiscal 2001 and 2000, respectively, contributed to the increase. Legal and accounting costs for the fiscal years ended 2001, 2000 and 1999 were $604,000, $810,000 and $703,000, respectively.

      Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill of $11.1 million, or 26% of net revenues, in fiscal 2001 and $1.6 million, or 4% of revenues, in fiscal 2000 related to the acquisition of Apptitude and other intellectual property in August 2000.

      Purchased In-Process Research and Development. Purchased in-process research and development (“IPR&D”) related to the acquisition of Apptitude in August 2000 was $4.1 million or 9% of revenues. Purchased IPR&D related to the value assigned to Apptitude’s MeterFlow ASIC product which had not reached technological feasibility at the time of the acquisition.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net, for fiscal 2001 were $2.6 million, or 6% of revenues, as compared to $4.1 million, or 9% of revenues, for fiscal 2000 and $1.7 million, or 4% of revenues, for fiscal 1999. The decrease was primarily a result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during fiscal 2001 as compared to fiscal 2000 as well as an overall decrease in interest rates.

      Income Taxes. The effective tax rates for fiscal 2001, 2000 and 1999 were 11%, 81% and 40%, respectively. We recorded a benefit from income taxes of $1.7 million in fiscal 2001 and income tax provisions of $4.4 million in fiscal 2000 and $6.6 million in fiscal 1999. The resulting effective tax rates are primarily the result of the non-deductibility of certain acquisition-related costs consisting primarily of the amortization of intangibles and goodwill. The effective tax rate for fiscal 2001 of 11% is below the combined statutory tax rate of 40% due primarily to the fact that there is no tax benefit from the accounting amortization of intangible assets and stock-based compensation.

      We recognize deferred income tax asset for the expected future benefits attributable to the differences between the financial reporting and income tax basis of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset.

Liquidity and Capital Resources

      Operating Activities. In fiscal 2001, we generated cash from operating activities of approximately $1.3 million comprised of net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $15.0 million, depreciation and amortization costs of $1.7 million, tax benefit from employee stock plans of $3.9 million and an increase in deferred income taxes of $3.5 million as well as a decrease in accounts receivable of $2.1 million and an increase in accrued expenses and other current liabilities of $122,000. These adjustments were offset mainly by increases in prepaid expenses and other current assets of $2.4 million, other assets of $1.3 million, inventory of $330,000 and a decrease in accounts payable of $410,000. In fiscal 2000, we generated cash from operating activities of approximately $14.9 million comprised of net income as adjusted for non-cash items including purchased in-process research and development of $4.1 million, amortization of intangibles and deferred stock compensation of $3.0 million, deferred income taxes of $1.9 million, depreciation and amortization costs of $1.1 million and tax benefit from employee stock plans of $5.2 million as well as a decrease in accounts receivable of $1.3 million. These adjustments were offset mainly by decreases in income taxes payable of $1.3 million and in accrued expenses and other liabilities of $1.7 million.

      Investing Activities. Cash used in investing activities in fiscal 2001 was $7.5 million, resulting from the purchase of short-term investments of $5.0 million and the acquisition of $2.5 million in property and equipment. Cash used in investing activities in fiscal 2000 was $27.5 million, consisting primarily of the acquisition of Apptitude and the purchase of intellectual property aggregating $20.5 million, the purchase of short-term investments of $5.1 million and the acquisition of $1.8 million in property and equipment. Our capital expenditures in fiscal 2001 reflect costs incurred in relation to the consolidation of our northern California facilities as well as the additional facilities in Los Gatos and Carlsbad. We expect capital expenditures in the foreseeable future to approximate those levels as in fiscal 1999.

      Financing Activities. Cash provided by financing activities in fiscal 2001 and fiscal 2000 of $1.2 million and $2.1 million, respectively, reflect proceeds from the issuance of common stock for stock option exercises and stock purchase plan purchases slightly offset by payments on debt obligations.

      In March 1999, Hifn paid a $5.0 million loan and paid a total of $1.5 million in transfers to our former parent, Stac. Also during 1999, we raised approximately $50.0 million in an equity offering. In April 1999, our underwriters exercised their option to purchase additional shares of our common stock, which yielded an additional $9.3 million in proceeds to us.

      We use a number of independent suppliers to manufacture substantially all of our products. As a result, we rely on these suppliers to allocate to us a sufficient portion of foundry capacity to meet our needs and deliver sufficient quantities of our products on a timely basis. These arrangements allow us to avoid utilizing our capital resources for manufacturing facilities and work-in-process inventory and to focus a substantial proportion of our resources on the design, development and marketing of our products.

      We require funds to finance our working capital, particularly accounts receivable and manufactured inventory, and to finance investments in property and equipment. Our need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts.

      In August 2000, we completed our acquisition of Apptitude. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The allocation of the purchase price was as follows:

Property and equipment	$205
Current and other assets	1,081
Deferred tax asset	3,905
Liabilities assumed	(2,404)
Goodwill	47,121
Purchased in-process research and development	4,085
Acquired developed and core technology, workforce and patents	4,462

$58,455

      The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and are being amortized on a straight-line basis over periods ranging from two to five years. The purchased in-process research and development was expensed at the time of the acquisition as a one-time charge. However, as a result of scheduled adoption of SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements), we will cease amortization of goodwill beginning October 1, 2002. Goodwill amortization expense aggregated $9.4 million and $1.3 million in fiscal 2001 and 2000, respectively.

Trends and Uncertainties

      In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

Our Operating Results May Fluctuate Significantly.

      Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors including the following:

•	General business conditions in our markets as well as global economic uncertainty;

•	Increases or reductions in demand for our customers’ products;

•	The timing and volume of orders we receive from our customers;

•	Cancellations or delays of customer product orders;

•	Acquisitions or mergers involving us, our competitors or customers;

•	Any new product introductions by us or our competitors;

•	Our suppliers increasing costs or changing the delivery of products to us;

•	Increased competition or reductions in the prices that we are able to charge;

•	The variety of the products that we sell as well as seasonal demand for our products; and

•	The availability of manufacturing capacity necessary to make our products.

We Depend Upon A Small Number Of Customers.

      Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 36%, 36% and 45%, respectively, of our revenues in fiscal 2001, 2000 and 1999. Lucent, through its manufacturing subcontractors, accounted for approximately 17%, 35% and 38% of our revenues during fiscal

2001, 2000 and 1999, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network Market.

      We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. This emerging market, which is still evolving, may not grow and if it does continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network market will depend upon, among other things, the following:

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users; and

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

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

We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.

      The markets in which we compete are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Our performance depends on a number of factors, including our ability to do the following:

•	Properly identify emerging target markets and related technological trends;

•	Develop and maintain competitive products;

•	Enhance our products by adding innovative features that differentiate our products from those of competitors;

•	Bring products to market on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new product announcements by others.

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

Our Markets Are Highly Competitive.

      We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., Safenet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Philips Corporation. In 1994, Stac entered into two license agreements with IBM in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

      A key element of our packet processor architecture is our encryption technology. Until recently, in order to export our encryption-related products, the U.S. Department of Commerce required us to obtain a license.

Foreign competitors that were not subject to similar requirements have an advantage over us in their ability to establish existing markets for their products and rapidly respond to the requests of customers in the global market. Although the export restriction has been liberalized, we may not be successful in entering or competing in the foreign encryption markets. See “Our Products Are Subject To Export Restrictions.”

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

      We believe that the important competitive factors in our markets are the following:

•	Performance;

•	Price;

•	The time that is required to develop a new product or enhancements to existing products;

•	The ability to achieve product acceptance with major network and storage equipment vendors;

•	The support that exists for new network and storage standards;

•	Features and functionality;

•	Adaptability of products to specific applications;

•	Reliability; and

•	Technical service and support as well as effective intellectual property protection.

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

Our Business Depends Upon The Growth Of The Network Equipment And Storage Equipment Markets.

      Our success is largely dependent upon continued growth in the market for network security equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. In addition, our success depends upon storage equipment vendors incorporating our packet processors into their systems. The network security equipment market has in the past, and may in the future, fluctuate significantly based upon numerous factors, including the lack of industry standards, adoption of alternative technologies, capital spending levels and general economic conditions. We are unable to determine the rate or extent to which these markets will grow, if at all. Any decrease in the growth of the network or storage equipment market or a decline in demand for our products could harm our business, financial condition and results of operations.

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

•	Adapting our product design, if necessary, to the new manufacturer’s process;

•	Creating a new mask set to manufacture the product;

•	Having the new manufacturer prepare sample products so we can verify the product specification; and

•	Providing sample products to customers for qualification.

      In general, it takes from 3 to 6 months for a new manufacturer to begin full-scale production of one of our products. We could have similar or more protracted problems in the future with existing or new suppliers.

      Both Toshiba Corporation and Motorola, Inc. manufacture products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 20 to 23 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

     Network And Storage Equipment Prices Typically Decrease.

      Average selling prices in the networking, storage and semiconductor industries have rapidly declined due to many factors, including:

•	Rapidly changing technologies;

•	Price-performance enhancements; and

•	Product obsolescence.

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

Business Interruptions Could Adversely Affect Our Business.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, acts of terrorism and other events beyond our control. Our facilities and the facilities of our subcontractors in the State of California have in the past and may again in the future be subject to electrical black outs as a consequence of a shortage of available electrical power. In the event these blackouts resume or increase in severity, they could disrupt the operation of our facilities and the affected facilities of our subcontractors and such disruptions could have an adverse effect on our results of operations.

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

Our Products Are Subject To Export Restrictions.

      The encryption algorithms embedded in our products are a key element of our packet processor architecture. These products are subject to U.S. Department of Commerce export control restrictions. Our network equipment customers may only export products incorporating encryption technology if they obtain a one-time technical review. These U.S. export laws also prohibit the export of encryption products to a number of countries deemed by the U.S. to be hostile. Many foreign countries also restrict exports to many of these countries deemed to be “terrorist-supporting” states by the U.S. government. Because the restrictions on exports of encryption products have been liberalized, we, along with our network equipment customers have an opportunity to effectively compete with our foreign competitors. The existence of these restrictions until recently may have enabled foreign competitors facing less stringent controls on their products to become more established and, therefore, more competitive in the global market than our network equipment customers. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised, and laws limiting the domestic use of encryption could be enacted. While the U.S. government now allows U.S. companies to assume that exports to non-government end-users will be approved within 30 days of official registration with the Department of Commerce, the sale of our packet processors could be harmed by the failure of our network equipment customers to obtain the required approvals or by the costs of compliance.

We Face Risks Associated With Our International Business Activities.

      We sell most of our products to customers in the United States. If our international sales increase, particularly in light of decreased export restrictions, we may encounter risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

•	The imposition of governmental controls;

•	Export license/technical review requirements;

•	Restrictions on the export of technology;

•	Currency exchange fluctuations;

•	Political instability;

•	Financial and stock market dislocations;

•	Military and related activities;

•	Trade restrictions; and

•	Changes in tariffs.

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

We Face Risks Associated With Acquisitions.

      We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. While we are not currently negotiating any acquisitions, we may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to goodwill and other intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired operations, technologies and products, in particular, if we fail to successfully integrate the acquisition of Apptitude, the anticipated benefits of this transaction will not occur;

•	Diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

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

Our Stock Price May Be Volatile.

      The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations can result from:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ estimates;

•	Short-selling of our Common Stock; and

•	Events affecting other companies that investors deem to be comparable to us.

We Are Currently Engaged in Several Securities Class-Action Lawsuits.

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against Hifn and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of Hifn’s stock during the period July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made by Hifn and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. Mr. Farnham and Hifn answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on our financial position.

      In December 2000, a former employee of Hifn filed suit against Hifn and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, we filed an answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has recently commenced, and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, we intend to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on our financial position.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that we enter into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill. Goodwill amortization expense aggregated $9.4 million and $1.3 million in fiscal 2001 and 2000, respectively. As of September 30, 2001, we have not determined the effect the adoption of these Statements and we intend to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on October 1, 2002, we will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on our earnings and financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides further guidance regarding the accounting and disclosure of long-lived assets. We are required to adopt SFAS 144 effective October 1, 2002, and have not yet determined the impact, if any, of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2001 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

      All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:

Report of Independent Accountants	30

Consolidated Balance Sheets as of September 30, 2001 and 2000	31

Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999	32

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2001, 2000 and 1999	33

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999	34

Notes to Consolidated Financial Statements	35-47

Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2001, 2000 and 1999	53

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of hi/fn, inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiary at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 17, 2001 except as to Note 14,
which is as of November 15, 2001

HIFN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,600	$59,688
Short-term investments	10,151	5,127
Accounts receivable, net of allowance for doubtful accounts of $171 and $369, respectively	3,814	5,748
Inventory	1,685	1,355
Deferred income taxes	3,424	620
Prepaid expenses and other current assets	3,598	1,221

Total current assets	77,272	73,759

Property and equipment, net	4,111	3,268
Deferred income taxes	3,836	3,132
Intangible assets, net	40,049	51,125
Other assets	1,542	195

	$126,810	$131,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,404	$2,814
Accrued expenses and other current liabilities	4,571	4,447

Total current liabilities	6,975	7,261

Long-term capital lease obligations	—	27

Commitments and contingencies (Note 11 and Note 12)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,184,000 and 10,007,000 shares issued and outstanding	10	10
Additional paid-in capital	121,670	116,711
Deferred stock compensation	(3,418)	(7,460)
Retained earnings	1,573	14,930

Total stockholders’ equity	119,835	124,191

	$126,810	$131,479

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,

	2001	2000	1999

Net revenues:
Processors	$36,492	$40,235	$38,558
Software licenses and other	6,512	4,603	3,793

Total net revenues	43,004	44,838	42,351

Costs and operating expenses:
Cost of revenues — processors	13,681	9,622	9,859
Cost of revenues — software licenses and other	147	382	639
Research and development	18,569	14,577	8,022
Sales and marketing	9,462	8,172	5,963
General and administrative	7,705	5,147	2,993
Amortization of intangibles and goodwill	11,093	1,619	113
Purchased in-process research & development	—	4,085	—

Total costs and operating expenses	60,657	43,604	27,589

Income (loss) from operations	(17,653)	1,234	14,762
Interest income	2,715	4,216	1,934
Interest expense	(15)	(5)	(214)
Other expense, net	(64)	(66)	(14)

Income (loss) before income taxes	(15,017)	5,379	16,468
Provision for (benefit from) income taxes	(1,660)	4,381	6,587

Net income (loss)	$(13,357)	$998	$9,881

Net income (loss) per share:
Basic	$(1.32)	$0.11	$1.22

Diluted	$(1.32)	$0.10	$1.06

Shares used in computing net income (loss) per share:
Basic	10,141	9,017	8,115

Diluted	10,141	10,055	9,295

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Note
	Preferred Stock		Common Stock		Deferred	Receivable	Additional		Total
					Stock	from	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Stockholder	Capital	Earnings	Equity

Balance at September 30, 1998	6,000	$6	483	$—	$—	$(100)	$2,995	$4,051	$6,952
Conversion of convertible preferred stock to common stock	(6,000)	(6)	6,000	6	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	1,900	2	—	—	58,534	—	58,536
Payment on note receivable from stockholder	—	—	—	—	—	100	—	—	100
Issuance of common stock upon exercise of options	—	—	304	1	—	—	372	—	373
Deferred stock compensation	—	—	—	—	(239)	—	239	—	—
Amortization of deferred stock compensation	—	—	—	—	31	—	—	—	31
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	—	176	—	176
Net income	—	—	—	—	—	—	—	9,881	9,881

Balance at September 30, 1999	—	—	8,699	9	(208)	—	62,316	13,932	76,049
Issuance of common stock upon exercise of options	—	—	315	—	—	—	1,611	—	1,611
Purchase of Apptitude, Inc.	—	—	972	1	—	—	38,328	—	38,329
Deferred stock compensation	—	—	—	—	(8,620)	—	8,620	—	—
Amortization of deferred stock compensation	—	—	—	—	1,368	—	—	—	1,368
Issuance of common stock under employee stock purchase plan	—	—	21	—	—	—	625	—	625
Tax benefit from employee stock plans	—	—	—	—	—	—	5,211	—	5,211
Net income	—	—	—	—	—	—	—	998	998

Balance at September 30, 2000	—	—	10,007	10	(7,460)	—	116,711	14,930	124,191
Issuance of common stock upon exercise of options	—	—	134	—	—	—	421	—	421
Amortization of deferred stock compensation	—	—	—	—	3,865	—	—	—	3,865
Reduction in deferred stock compensation due to terminations	—	—	—	—	177	—	(177)	—	—
Issuance of common stock under employee stock purchase plan	—	—	43	—	—	—	845	—	845
Tax benefit from employee stock plans	—	—	—	—	—	—	3,870	—	3,870
Net loss	—	—	—	—	—	—	—	(13,357)	(13,357)

Balance at September 30, 2001	—	$—	10,184	$10	$(3,418)	$—	$121,670	$1,573	$119,835

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(13,357)	$998	$9,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,674	1,116	813
Amortization of intangibles and goodwill	11,093	1,619	113
Amortization of deferred stock compensation	3,865	1,368	31
Change in allowance for doubtful accounts	(198)	118	51
Purchased in-process research and development	—	4,085	—
Deferred income taxes	(3,508)	1,930	(828)
Tax benefit from employee stock plans	3,870	5,211	—
Loss on disposal of fixed assets	—	—	236
Gain on sale of marketable securities	—	—	(27)
Changes in assets and liabilities:
Accounts receivable	2,132	1,301	(3,646)
Inventory	(330)	288	(1,403)
Prepaid expenses and other current assets	(2,377)	(476)	(386)
Other assets	(1,324)	(18)	(130)
Accounts payable	(410)	352	851
Income taxes payable	—	(1,300)	1,300
Accrued expenses and other current liabilities	122	(1,666)	2,179

Net cash provided by operating activities	1,252	14,926	9,035

Cash flows from investing activities:
Net sales (purchases) of short-term investments	(5,024)	(5,127)	6,000
Acquisition of Apptitude, net of cash and cash equivalents	—	(19,484)	—
Purchase of intellectual property	—	(1,049)	—
Purchases of property and equipment	(2,517)	(1,790)	(1,710)

Net cash provided by (used in) investing activities	(7,541)	(27,450)	4,290

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,266	2,236	59,085
Payment on line of credit and capital lease obligations	(65)	(110)	—
Payment on note payable to related party	—	—	(5,000)
Payment on note receivable from stockholder	—	—	100
Transfer of funds to related party, net	—	—	(1,508)

Net cash provided by financing activities	1,201	2,126	52,677

Net increase (decrease) in cash and cash equivalents	(5,088)	(10,398)	66,002
Cash and cash equivalents at beginning of period	59,688	70,086	4,084

Cash and cash equivalents at end of period	$54,600	$59,688	$70,086

Supplemental cash flow information (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

      hi/fn, inc. (the “Company” or “Hifn”) is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. The Company designs, develops and markets high-performance, multi-protocol packet processors — semiconductor devices and software. The Company’s products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices. Operations and revenues to date have been generated primarily from sales in the United States.

      On March 25, 1999, the Company completed its initial public offering, raising approximately $49.2 million, net of offering expenses, followed by an additional $9.3 million when the Company’s underwriters exercised their option to purchase additional shares of the Company’s Common Stock on April 19, 1999.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiary, Apptitude Acquisition Corporation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments consist of money-market funds and commercial paper, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

      The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in municipal bonds. The carrying amount of these investments approximated fair value due to the short maturities or demand nature of the investments. At September 30, 2001, all short-term investments were classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 2001 were not material.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in money market funds and commercial paper with high credit quality financial institutions.

      Substantially all of the Company’s customers are original equipment manufacturers (“OEMs”) or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2001 and 2000 one customer accounted for 75% and 30%, respectively, of the total accounts receivable balance. At September 30, 2000, another customer accounted for 28% of the total accounts receivable balance. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were not significant in fiscal 2001, 2000 and 1999.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

      The Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes.

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

Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The Company assesses the impairment of its long-lived assets based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the fair value of such assets.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related improvements. Repair and maintenance costs are expensed as incurred.

Goodwill and Purchased Intangible Assets

      Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally two to five years.

Revenue Recognition

      The Company derives revenue from the sale of processors and software license fees. Customers comprise primarily of OEMs and, to a lesser extent, distributors.

      Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

      Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are estimated based on historical experience and are deferred until the return rights expires.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company receives software license revenue from OEMs that sublicense Company software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM.

      In instances where significant customization and modifications are made to software delivered to customers, the Company accounts for such arrangements in accordance with Statement of Position 81-1, “Accounting for Performance and Construction Type Contracts.”

Research and Development Costs

      Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2001 or 2000.

Stock-Based Compensation

      The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) are presented in Note 8.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 9). Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realizable as a deferred tax asset.

Comprehensive Income

      Effective October 1, 1998, the Company adopted the provision of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any components of other comprehensive income.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill. Goodwill amortization expense aggregated $9.4 million and $1.3 million is fiscal 2001 and 2000, respectively. As of September 30, 2001, the Company has not determined the effect the adoption of these Statements and intends to continue to perform an impairment analysis of the remaining goodwill through the end of fiscal year 2002. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective October 1, 2002, and has not yet determined the impact, if any, of adoption.

Note 3 — Acquisitions

      In August 2000, the Company acquired all the outstanding stock of Apptitude, Inc. (“Apptitude”), a software development company, for $20 million in cash and 1.2 million shares of the Company’s Common Stock in a transaction accounted for under the purchase method. All outstanding options of Apptitude were also assumed by the Company. The results of operations of Apptitude have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs, was used to acquire the net assets of Apptitude. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

Property and equipment	$205
Current and other assets	1,081
Deferred tax asset	3,905
Liabilities assumed	(2,404)
Goodwill	47,121
Purchased in-process research and development	4,085
Acquired developed and core technology, workforce and patents	4,462

$58,455

      The goodwill, acquired developed and core technology, workforce and patents are recorded on the balance sheet as intangibles and other assets and are being amortized on a straight-line basis over periods ranging from two to five years. The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company also provided for the issuance of 456,612 additional shares of its Common Stock relating to stock options granted to Apptitude employees for retention purposes. Deferred stock compensation of $8.3 million related to options assumed by the Company was recognized during the fourth quarter of fiscal 2000 and is amortized over a period of 6 months to four years.

      The following table represents unaudited proforma information assuming that the acquisition took place at the beginning of the periods presented (in thousands, except per share data):

	Twelve Months Ended
	September 30,

	2000	1999

	(Unaudited)
Net sales	$46,836	$46,604
Net loss	(8,579)	(8,168)
Basic and diluted loss per share	$(0.95)	$(0.90)

Note 4 — Balance Sheet Details

	September 30,

	2001	2000

Prepaid expenses and other current assets:
Prepaid income taxes	$2,420	$458
Other	1,178	763

	$3,598	$1,221

Property and equipment:
Computer equipment	$4,833	$3,399
Furniture and fixtures	1,158	718
Leasehold improvements	1,188	724
Office equipment	580	401

	7,759	5,242
Less: accumulated depreciation	(3,648)	(1,974)

	$4,111	$3,268

Intangible assets:
Developed and core technology	$3,263	$3,263
Workforce	599	599
Patents	600	600
Goodwill	47,121	47,121
Purchased intellectual property	1,049	1,049

	52,632	52,632
Less: accumulated amortization	(12,583)	(1,507)

	$40,049	$51,125

Accrued expenses and other current liabilities:
Deferred revenue	$2,433	$1,646
Compensation and employee benefits	1,005	1,760
Accrued royalties	—	124
Other	1,133	917

	$4,571	$4,447

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Net Income (Loss) Per Share

      Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase by the Company. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method, and convertible preferred stock, using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

      Following is a reconciliation of the calculation of basic and diluted earnings per share for the periods presented below (in thousands, except for per share amounts):

	Year Ended September 30,

	2001	2000	1999

Net income (loss)	$(13,357)	$998	$9,881

Shares used in computing net income (loss) per share:
Basic	10,141	9,017	8,115
Dilutive effect of stock options	—	1,038	1,180

Diluted	10,141	10,055	9,295

Net income (loss) per share:
Basic	$(1.32)	$0.11	$1.22
Diluted	$(1.32)	$0.10	$1.06

      Options to purchase 3,521,688 and 789,249 shares of Common Stock at a weighted average exercise prices of $26.77 and $54.32 per share were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because their impact would be anti-dilutive. Anti-dilutive options outstanding at September 30, 1999 were not material.

Note 6 — Supplemental Cash Flow Information

      (amounts in thousands)

	Year Ended September 30,

	2001	2000	1999

Supplemental cash flow information:
Cash paid during the year for interest	$15	$5	$214
Cash paid for during the year for income taxes	1,424	—	5,528
Cash received during the year from refund of income taxes	1,375	—	—

Supplemental non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	—	—	2,620
Common stock issued upon acquisition of Apptitude	—	38,456	—

Note 7 — Convertible Preferred Stock

      During 1998, the Company issued 6,000,000 shares of voting, participating, convertible Series A Preferred Stock (“Series A Preferred Stock”) and 100 shares of the Company’s Common Stock to Stac in exchange for the net assets contributed. The transfer was recorded at the historical net book value of the

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transferred assets and liabilities of $2,620,000. Each share of Series A Preferred Stock was converted by Stac into one share of the Company’s Common Stock in connection with the spin-off.

Note 8 — Stock Options and Employee Benefits

Employee Stock Option Plan

      The 1996 Equity Incentive Plan (the “1996 Plan”) had 3,949,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

      In connection with the acquisition of Apptitude, the Company assumed the stock option plan of Apptitude (the “Apptitude Plan”). A total of 687,142 shares of the Company’s Common Stock were reserved for issuance under the Apptitude Plan. Options assumed under the Apptitude Plan that are subsequently cancelled are not eligible for reissuance and, accordingly, have no effect on the number of options available for grant.

      In February 2001, the Board of Directors of the Company adopted the 2001 NonStatutory Stock Option Plan (the “2001 Plan”) whereby 1,500,000 shares of the Company’s Common Stock were reserved for issuance pursuant to nonqualified stock options. The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company. As of September 30, 2001, options to purchase an aggregate of 706,000 shares were granted under the 2001 Plan.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the activity and related information under 1996 Plan, the Apptitude Plan and the 2001 Plan:

			Weighted Average
			Exercise Price (per
	Options Available	Options	share) of Options
	for Grant	Outstanding	Outstanding

Balance at September 30, 1998	666,699	875,187	$1.46
Additional shares authorized	1,100,000
Options granted	(1,158,875)	1,158,875	26.50
Options exercised	—	(304,230)	1.23
Options cancelled	71,438	(71,438)	11.13

Balance at September 30, 1999	679,262	1,658,394	18.57
Additional shares authorized	425,000
Additional shares reserved	687,142		25.22
Options granted	(2,017,142)	2,017,142	36.96
Options exercised	—	(314,248)	5.12
Options cancelled	603,681	(609,536)	32.28

Balance at September 30, 2000	377,943	2,751,752	30.55
Additional shares authorized	1,975,000
Options granted	(1,583,423)	1,583,423	19.90
Options exercised	—	(134,322)	3.14
Options cancelled	664,394	(679,165)	30.74

Balance at September 30, 2001	1,433,914	3,521,688	26.77

      The following table summarizes options outstanding at September 30, 2001 and related weighted average exercise prices and lives as follows:

	Options Outstanding and Exercisable
				Options Vested and Exercisable
		Weighted Average
		Remaining Life	Weighted Average		Weighted Average
Range of Exercise Prices	Quantity	(in years)	Exercise Price	Quantity	Exercise Price

$ 0.60 - $ 5.00	562,126	6.73	$3.21	460,349	$3.02
$ 5.74 - $ 12.10	201,561	9.32	$10.47	47,701	$6.91
$ 13.93 - $ 14.69	661,000	9.45	$14.62	—	$—
$ 14.81 - $ 16.90	389,700	9.54	$16.09	—	$—
$ 17.02 - $ 29.69	299,687	8.76	$27.99	84,224	$29.52
$ 31.44 - $ 33.50	373,711	8.88	$33.30	92,795	$33.45
$ 33.75 - $ 42.56	378,186	8.11	$40.69	175,417	$40.34
$ 43.25 - $ 45.81	349,250	9.04	$43.56	99,251	$43.60
$ 46.44 - $137.63	297,593	8.47	$72.98	111,927	$76.95
$142.50 - $142.50	8,874	7.94	$142.50	5,873	$142.50

$ 0.60 - $142.50	3,521,688	8.63	$26.77	1,077,537	$26.14

      The weighted average fair value of options granted during 2001, 2000 and 1999 were $17.79, $41.17 and $15.71, respectively. The fair value of each stock award is estimated on the date of grant using the Black-

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scholes model with the following assumptions used for grants during 2001, 2000 and 1999: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 4.66%, 6.27% and 5.05%, respectively; a weighted average expected stock award term of 4.0 years for all periods; and an expected volatility factor of 70%, 80% and 80%, respectively.

Employee Stock Purchase Plan

      In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 43,175 and 21,050 shares were issued during fiscal 2001 and 2000, respectively, at weighted average prices of $19.58 and $29.70 per share, respectively.

      The fair value of shares issued during fiscal 2001, 2000 and 1999 were $29.58, $16.03 and $10.66, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2001, 2000 and 1999: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 4.66%, 5.99% and 5.05%; weighted average expected stock award term of 0.50, 0.50 years and 0.41 years; and an expected volatility factor of 70%, 80% and 80%.

      For the fiscal years ended September 30, 2001 and 2001, the Company received $3.9 million and $5.2 million, respectively, in tax benefit from the exercise of non-qualified options and on the disposition of stock acquired with incentive stock options or through the employee stock purchase plan.

Deferred Stock Compensation

      In connection with certain employee stock option grants made during the fiscal year ended September 30, 2000, the Company recognized deferred stock compensation of $303,000 (excluding the acquisition of Apptitude). Additionally, during fiscal 2000, the Company recognized deferred stock compensation of $8.3 million in connection with the acquisition of Apptitude as disclosed in Note 3. Also in connection with certain employee stock option grants made during the fiscal year ended September 30, 1999, the Company recognized deferred stock compensation of $239,000. Deferred stock compensation is being amortized on the straight-line basis over the vesting period of the related options, ranging from six months to four years. Amortization of deferred stock compensation of $3.9 million and $1.4 million was recorded during the fiscal years ended September 30, 2001 and 2000, respectively. Future compensation charges are subject to reduction for any employee who terminates prior to expiration of such employee’s option vesting period.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Disclosures

      Had compensation expense for the Company’s stock-based compensation plans been determined based on the method prescribed by SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share information):

	Year Ended September 30,

	2001	2000	1999

Net income (loss):
As reported	$(13,357)	$998	$9,881
Pro forma	(23,613)	(5,915)	8,375
Net income (loss) per share:
As reported
Basic	$(1.32)	$0.11	$1.22
Diluted	(1.32)	0.10	1.06
Pro forma
Basic	(2.33)	(0.66)	1.03
Diluted	(2.33)	(0.66)	0.90

Employee 401(k) Plan

      The Company has a plan to provide retirement benefits for eligible employees, known as the Hifn 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary reductions for eligible employees. Participants in the Plan may make salary deferrals of up to 25% of the eligible annual salary, subject to the maximum limitation allowed by the Internal Revenue Code.

Note 9 — Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.

      The components of the provision for income taxes were as follows (in thousands):

	Year Ended September 30,

	2001	2000	1999

Current:
Federal	$1,475	$2,130	$5,784
State	310	168	1,631
Foreign	63	108	—

	1,848	2,406	7,415

Deferred:
Federal	(2,393)	1,641	(707)
State	(1,115)	334	(121)

	(3,508)	1,975	(828)

Provision for (benefit from) income taxes	$(1,660)	$4,381	$6,587

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of deferred taxes are as follows (in thousands):

	September 30,

	2001	2000

Net operating loss	$2,727	$4,142
Property and equipment	352	(4)
Inventory valuation accounts	1,690	152
Sales and receivables reserves	116	17
Accruals and reserves	1,618	371
Research and development credit	1,334	656
Amortization of intangibles and goodwill	(577)	(1,699)
Other	—	117

	$7,260	$3,752

      As of September 30, 2001, the Company had approximately $7.9 million of federal and $400,000 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $600,000 of federal and $700,000 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2004 and 2020. Because of cumulative ownership changes, these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code. At September 30, 2001, the Company may utilize approximately $4.5 million of the net operating losses annually to offset future taxable income. After the net operating losses are utilized, the Company may utilize approximately $1.5 million of the credits annually to offset income tax.

      The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following (in thousands):

	Year Ended September 30,

	2001	2000	1999

Tax at statutory rate	$(5,084)	$1,829	$5,599
State taxes	(805)	539	1,031
Nondeductible intangible amortization and write-off	3,204	1,905	—
Stock compensation	1,310	465	11
Other	(285)	357	54

	$(1,660)	$4,381	$6,587

Note 10 — Segment Reporting

      Effective October 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, replacing the “Industry Segment” approach with the “Management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors — semiconductor devices. The Company operates in one geographic area, being the U.S. The adoption of SFAS 131 did not affect the results of the Company’s operations or financial position.

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major Customers

      Revenues from one customer, through its manufacturing subcontractor, represented 36%, 36% and 45% of the Company’s net revenues for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Revenues from another customer, through its manufacturing subcontractor, represented 17%, 35% and 38% of the Company’s net revenues for fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Note 11 — Commitments

Leases

      The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

Operating
Leases

Fiscal year ending September 30,
2002	$3,070
2003	3,058
2004	2,685
2005	2,146
Thereafter	2,005

Total minimum lease payments	$12,964

      Total rental expense under operating leases was $2.9 million, $1.5 million and $1.1 million for fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company recorded sub-lease income of $274,000 and $439,000 during fiscal years ended September 30, 2001 and 2000, respectively.

Note 12 — Litigation

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of the Company’s stock during the period July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for October 2002. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

      In December 2000, a former employee of the Company filed suit against the Company and one of its former employees alleging wrongful termination, invasion of privacy, violation of Fair Employment and Housing Act, based on sexual harassment, sexual discrimination and retaliation, defamation, breach of the covenant of good faith and fair dealing, negligence and conversion. On April 16, 2001, the Company filed an

HIFN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

answer to the complaint, generally denying its allegations and asserting various affirmative defenses. Discovery has recently commenced, and no trial date has been set. The parties have voluntarily agreed to participate in a mediation session in an effort to amicably resolve the matter. In the event the matter is not amicably resolved, the Company intends to defend the matter vigorously. While the ultimate outcome of this matter cannot be determined at this time, management does not believe that this matter will have a material adverse effect on the financial position of the Company.

Note 13 — Supplementary Financial Data

Quarterly Information (unaudited)
(in thousands, except per share amounts)

	Three Months Ended

	September 30	June 30	March 31	December 31

Fiscal 2001:
Net revenues	$6,492	$6,575	$13,828	$16,109
Total costs and operating expenses	12,461	16,830	15,678	15,688
Net income (loss)	(4,395)	(6,884)	(1,722)	(356)
Net income (loss) per share, basic	(0.43)	(0.68)	(0.17)	(0.04)
Net income (loss) per share, diluted	(0.43)	(0.68)	(0.17)	(0.04)
Fiscal 2000:
Net revenues	$14,335	$12,319	$8,130	$10,054
Total costs and operating expenses	16,998	9,525	9,115	7,966
Net income (loss)	(3,195)	2,330	30	1,833
Net income (loss) per share, basic	(0.33)	0.26	0.00	0.21
Net income (loss) per share, diluted	(0.33)	0.24	0.00	0.19

Note 14 — Subsequent Event

Voluntary Stock Option Exchange

      On November 15, 2001, the Company extended a voluntary stock option exchange offer to its eligible employees. Participating employees have the opportunity to cancel options granted since January 29, 1999 through January 8, 2001 in exchange for new options to be granted on a specified future date, which will be at least six months and one day following the date when the Company cancels the old options.

      The number of shares subject to the new options will depend on the date of grant of shares subject to the old options. For every old option to buy three shares of common stock that was granted between January 29, 1999 and January 14, 2000, a new option will be granted to buy two shares of common stock. For every old option to buy four shares of common stock that was granted between January 15, 2000 and January 8, 2001, a new option will be granted to buy three shares of common stock. Participating employees will be required to cancel every old stock option granted during the six month period prior to implementation of the option exchange program and will be entitled to receive an equal number of shares subject to the new options.

      The new options will have the same vesting schedule as the old options and will be immediately exercisable as to vested shares when granted. The exercise price of these new options will be set at the fair market value of the Company’s common stock as of the new grant date, which is currently expected to occur on June 18, 2002. The exchange offer began on November 15, 2001, and is expected to end on December 17, 2001. Employees holding a total of approximately 1,708,380 shares subject to the old options are eligible to participate in this exchange. The current exercise prices of those eligible options range from $5.74 to $142.50.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Certain information required by this item is incorporated by reference from the Company’s Proxy Statement for the fiscal year ended September 30, 2001. The following table sets forth certain information concerning the executive officers and directors of Hifn as of September 30, 2001:

Name	Age	Position

Christopher G. Kenber	57	Chairman, President and Chief Executive Officer
William R. Walker	60	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	38	Vice President and Chief Technical Officer
Douglas J. Felder	60	Vice President of Sales
Douglas K. Makishima	34	Vice President of Marketing
John E. Metzger	43	Vice President of Engineering
Douglas L. Whiting, Ph.D.	45	Chief Scientist and Director
Raymond J. Farnham	54	Director
Taher Elgamal(1)(2)	46	Director
Robert W. Johnson(1)	52	Director
Albert E. Sisto(1)(2)	52	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

      Christopher G. Kenber is Hifn’s Chairman, President and Chief Executive Officer. He joined Hifn from Apptitude, Inc. where he was President and Chief Executive Officer since 1998. Mr. Kenber has held a number of CEO positions with companies in the high-technology area as well as consulting to several venture capital funds. Prior to his tenure with Apptitude, he was the CEO of Aonix Inc., a developer of object-oriented software tools. Previously, Mr. Kenber was Executive Vice President of Ingres Corporation, and a Senior Vice President at MICOM Systems. Mr. Kenber spent 17 years at IBM Corporation, where he held multiple sales and marketing positions. Mr. Kenber has a degree in Psychology and Philosophy from Oxford University.

      William R. Walker has served as Vice President, Chief Financial Officer and Secretary of Hifn since November 1997. He was Hifn’s Acting Chief Executive Officer and Acting President from July 1998 through October 1998. From 1996 to 1997, Mr. Walker was Vice President, Chief Financial Officer and Secretary at MMC Networks, Inc., a networking company. From 1984 to 1996, Mr. Walker held the position of Senior Vice President and Chief Financial Officer at Zilog, Inc., a semiconductor supplier. Mr. Walker has a B.S. in Economics from the University of Wisconsin and an M.B.A. from the University of Maryland, and is a certified public accountant.

      Russell S. Dietz, Vice President and Chief Technology Officer, is the primary architect of the MeterFlow and MeterWorks technology. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force (IETF).

      Douglas J. Felder, Vice President of Sales, was previously Vice President of Business Development at Apptitude, Inc. From 1994 to 1997, Mr. Felder was Vice President of Business Development at NetLabs, a

provider of network management software, and then at Seagate Software after NetLabs was acquired by Seagate Technology. Mr. Felder also held Vice President positions in sales and marketing at Chi Systems, a software consulting group, and Zitel Corporation, which purchased Intel’s Memory Systems Division. For the seven years prior Mr. Felder was President and owner of Data Communications and Systems Group, a distributor of data communications equipment. Mr. Felder received his B.S. in Business Administration from San Jose State University.

      Douglas K. Makishima, Vice President of Marketing, has over 15 years of experience in the networking, communications and PC industries. From 1999 to 2001, Mr. Makishima was Vice President of Marketing and Sales for ParkerVision, a wireless communications integrated circuit (“IC”) company. From 1990 through 1999, he held senior management positions with Nortel Networks, Bay Networks, AMD and Adaptec, where he managed the marketing and development of advanced networking and storage products. During his engineering career, Mr. Makishima developed patented storage IC technology. Mr. Makishima has actively participated on several IEEE and ANSI committees focused on networking, communications and storage standards. He is currently a voting member of the IEEE 802.11 Wireless Networking standards committee. He holds a B.S. in Electrical Engineering from the University of California, and an M.B.A. from Santa Clara University.

      John E. Metzger, Vice President of Engineering, has extensive engineering experience as well as a focus in the network management field. Prior to joining Hifn, Mr. Metzger was Vice President of Engineering of Apptitude, Inc. Mr. Metzger was the co-founder, CTO and Vice President of Software Decisions, Inc., which was purchased by Ungermann-Bass (UB) in 1985. After seven years with UB, he successfully contributed to the restart of Network Computing, Inc., as Vice President of Development, which was acquired by Seagate Software in 1995. He brings in-depth knowledge of product architecture, development, integration and strategic direction. Mr. Metzger holds a B.S. in Computer and Communication Science from the University of Michigan.

      Douglas L. Whiting, Ph.D., is a founder of the Company and is currently Chief Scientist. He previously served as Chief Technology Officer of the Company from August 1998 through August 2000 and as a director of the Company since November 1996. He also has served as Vice President of Technology of Stac from 1985 to 1998 and has served as a director of Stac since 1983. He was President of Stac from 1984 to 1986. Dr. Whiting received his B.S. in Applied Science and M.S. and Ph.D. in Computer Science from the California Institute of Technology.

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

      Taher Elgamal, Ph.D. has served as a director of Hifn since December 1998. He has also served as president of Kroll-O’Gara since January 1999. Dr. Elgamal is the founder and Chairman of Securify, a private company providing assessments of companies’ Internet security efforts and a subsidiary of Kroll-O’Gara. He served as Chairman and Chief Executive Officer of Securify from March 1998 to January 1999. From 1995 to 1998, Dr. Elgamal held the position of Chief Scientist of Netscape Communications Corp., a provider of Internet software and services, where he pioneered Internet security technologies such as SSL, the standard for web security. From 1991 to 1993, he served as Director of Engineering at RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc., where he produced the RSA cryptographic toolkits, the industry standards for developers of security-enabled applications and systems. Dr. Elgamal received a Ph.D. from Stanford University.

      Robert W. Johnson has been a director of Hifn since December 1998. He has worked in the venture capital industry since 1980, and has acted as an independent investor since 1988. He currently serves as director of Previo and ViaSat, Inc., publicly-held companies that manufacture satellite-based communications systems and data management and system recovery software. Mr. Johnson holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and M.B.A. and D.B.A. degrees from Harvard Business School.

      Albert E. Sisto has served as a director of Hifn since December 1998. Since June 1999 he has been President and Chief Executive Officer of Phoenix Technology, a provider of Internet platform-enabling software where he also currently serves as Chairman. From November 1997 to June 1999, he was Chief Operating Officer of RSA Data Security, Inc., a provider of encryption technology and a subsidiary of Security Dynamics Technologies, Inc. From September 1994 to October 1997, Mr. Sisto was Chairman, President and CEO of Documagix, a software developer of document imaging software. Mr. Sisto is a director of Insignia Solutions plc, efax.com, inSilicon and Tekgraf, Inc., all publicly traded technology companies. Mr. Sisto holds a B.E. degree from the Stevens Institute of Technology.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2001 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2001.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

1. Financial Statements — See Item 8 above.

2. Financial Statement Schedule — See Item 14(d) below.

3. Exhibits

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 53).

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

      (b) Reports on Form 8-K: None.

      (c) Exhibits: See Item 14(a) above.

      (d) Financial Statement Schedules

Schedule II — Valuation Qualifying Accounts	53

SCHEDULE II

HIFN, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Three Years Ended September 30, 2001
(in thousands)

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period

Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 1999	200	75	—	(24)	251
Year ended September 30, 2000	251	37	105	(24)	369
Year ended September 30, 2001	369	309	—	(507)	171

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI/FN, INC.

/s/ CHRISTOPHER G. KENBER _________________________________________ Christopher G. Kenber
Chairman, President and Chief Executive Officer

Dated: December 10, 2001

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 10, 2001.

Signature	Title

/s/ CHRISTOPHER G. KENBER (Christopher G. Kenber)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM R. WALKER (William R. Walker)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. WHITING (Douglas L. Whiting)	Chief Scientist and Director

/s/ TAHER ELGAMAL (Taher Elgamal)	Director

/s/ RAYMOND J. FARNHAM (Raymond J. Farnham)	Director

/s/ ROBERT W. JOHNSON (Robert W. Johnson)	Director

/s/ ALBERT E. SISTO (Albert E. Sisto)	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1*		Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*		Amended and Restated Bylaws of hi/fn, inc.
10.1*		Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*		Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*		Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*		Form of Distribution Agreement.
10.5*		Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*		Form of Tax Allocation and Indemnity Agreement.
10.7*		Form of Transitional Services Agreement.
10.8*		Form of Indemnification Agreement.
10.9*		Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10	*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11	*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12	*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13	*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14	*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15	*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16	*	Form of Director Change of Control Agreement.
10.17	*	Form of Employee Change of Control Agreement.
10.18	*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19	*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20	**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21	***	Apptitude, Inc. 1995 Stock Option Plan.
10.22	†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23	†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24	††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25	†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1		Power of Attorney (see page 53).

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.