Form 10-Q
period 2001-12-31
HI/FN INC
filed 2002-02-12
CIK 1065246

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2001


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

Yes [X]     No [  ]


The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, was 10,415,933 at February 7, 2002.

                                 HIFN, INC.

                             INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
             as of December 31, 2001 and September 30, 2001                 3

          Condensed Consolidated Statements of Operations                   4
            for the three months ended December 31, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows                   5
            for the three months ended December 31, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements             6-8

Item 2.   Management's Discussion and Analysis of Financial Condition     9-21
          and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                22

Item 2.   Changes in Securities                                            22

Item 6.   Exhibits and Reports on Form 8-K                                 22

Signatures                                                                 23

  PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                                   HIFN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              December      September
                                                              31, 2001      30, 2001
                                                             ---------      ---------
                                                             (unaudited)
                                     ASSETS

  CURRENT ASSETS:
 Cash and cash equivalents                                   $  52,287      $  54,600
 Short-term investments                                          9,727         10,151
 Accounts receivable, net                                        4,950          3,814
 Inventories                                                     1,327          1,685
 Deferred income taxes                                           3,424          3,424
 Prepaid expenses and other current assets                       5,652          3,598
                                                             ---------      ---------
   Total current assets                                         77,367         77,272

Property and equipment, net                                      3,641          4,111
Deferred income taxes                                            3,836          3,836
Intangibles and other assets, net                               43,674         41,591
                                                             ---------      ---------
                                                             $ 128,518      $ 126,810
                                                             =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                            $   4,469      $   2,404
 Accrued expenses and other current liabilities                  4,212          4,571
                                                             ---------      ---------
   Total current liabilities                                     8,681          6,975
                                                             ---------      ---------

STOCKHOLDERS' EQUITY:
 Common stock                                                       10             10
 Additional paid-in capital                                    123,267        118,252
 Retained earnings                                              (3,440)         1,573
                                                             ---------      ---------
     Total stockholders' equity                                119,837        119,835
                                                             ---------      ---------
                                                             $ 128,518      $ 126,810
                                                             =========      =========

   See accompanying notes to condensed consolidated financial statements.

                                  HIFN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                           Three Months
                                                              Ended
                                                           December 31,
                                                 ----------------------------
                                                       2001             2000
                                                 ----------------------------
                                                         (unaudited)
Net revenues                                     $     6,404      $    16,109
                                                 -----------      -----------
Costs and operating expenses:
   Cost of revenues                                    1,657            3,648
   Research and development                            5,111            4,363
   Sales and marketing                                 2,190            2,791
   General and administrative                          1,576            2,087
   Amortization of intangibles and goodwill            2,778            2,799
                                                 -----------      -----------
     Total costs and operating expenses               13,312           15,688
                                                 -----------      -----------
Income (loss) from operations                         (6,908)             421
Interest and other income, net                           364              797
                                                 -----------      -----------
Income (loss) before income taxes                     (6,544)           1,218
Provision for (benefit from) income taxes             (1,531)           1,574
                                                 -----------      -----------
Net loss                                         $    (5,013)     $      (356)
                                                 ===========      ===========

Net loss per share, basic                        $     (0.49)     $     (0.04)
                                                 ===========      ===========
Net loss per share, diluted                      $     (0.49)     $     (0.04)
                                                 ===========      ===========

Weighted average shares outstanding, basic            10,262           10,096
                                                 ===========      ===========
Weighted average shares outstanding, diluted          10,262           10,096
                                                 ===========      ===========

   See accompanying notes to condensed consolidated financial statements.

                                 HIFN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                             Three Months Ended
                                                                                December 31,
                                                                         2001                2000
                                                                      -----------      -----------
                                                                               (unaudited)

Cash flows from operating activities:
     Net loss                                                         $    (5,013)     $      (356)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                          488              355
       Amortization of intangibles and goodwill                             2,778            2,799
       Amortization of deferred stock compensation                            410            1,610
       Reversal of deferred stock compensation for canceled stock
       options                                                              1,691               --
       Tax benefit from employee stock plans                                  281            3,681
     Changes in assets and liabilities:
       Accounts receivable                                                 (1,136)             976
       Inventories                                                            358           (2,558)
       Prepaid expenses and other current assets                           (2,054)          (5,098)
       Intangibles and other assets                                        (2,659)            (212)
       Accounts payable                                                     2,065            1,277
       Income taxes payable                                                    --            1,192
       Accrued expenses and other current liabilities                        (333)             187
                                                                      -----------      -----------
         Net cash provided by (used in) operating activities               (3,124)           3,853
                                                                      -----------      -----------
Cash flows from investing activities:
     Purchase of short-term investments                                       424           (6,234)
     Purchases of property and equipment                                      (18)            (185)
                                                                      -----------      -----------
         Net cash provided by (used in) investing activities                  406           (6,419)
                                                                      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              431              578
     Payment on capital lease obligations                                     (26)             (18)
                                                                      -----------      -----------

         Net cash provided by financing activities                            405              560
                                                                      -----------      -----------
Net decrease in cash and cash equivalents                                  (2,313)          (2,006)
Cash and cash equivalents at beginning of period                           54,600           59,688
                                                                      -----------      -----------
Cash and cash equivalents at end of period                            $    52,287      $    57,682
                                                                      ===========      ===========



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

    The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K for period ending September 30, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company's financial position as of December 31, 2001 and its results of operations for the three months ended December 31, 2001 and 2000, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET LOSS PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 3,658,088 shares of common stock, or 367,126 weighted average shares, for the period ended December 31, 2001 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. Outstanding options with exercise prices below average market value aggregating 2,628,668 shares of common stock, or 698,348 weighted average shares, for the period ended December 31, 2000 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

NOTE 3 - DETAILED BALANCE SHEET:


                                                December    September
    (in thousands)                              31, 2001     30, 2001
                                                --------     --------
                                              (unaudited)
Accounts receivable:
   Trade receivables                           $ 5,057      $ 3,985
   Less: allowance for doubtful accounts          (107)        (171)
                                               -------      -------
                                               $ 4,950      $ 3,814
                                               =======      =======

Prepaid expenses and other current assets:
   Prepaid taxes                               $ 4,090      $ 2,420
   Insurance                                       991           --
   Other                                           571        1,178
                                               -------      -------
                                               $ 5,652      $ 3,598
                                               =======      =======



                                                    December 31,    September 30,
    (in thousands)                                     2001             2001
                                                    -----------      -----------
                                                    (unaudited)
Property and equipment:
   Computer equipment                               $     4,843      $     4,833
   Furniture and fixtures                                 1,158            1,158
   Leasehold improvements                                 1,196            1,188
   Office equipment                                         580              580
                                                    -----------      -----------
                                                          7,777            7,759
   Less: accumulated depreciation                        (4,136)          (3,648)
                                                    -----------      -----------
                                                    $     3,641      $     4,111
                                                    ===========      ===========

Intangibles and other assets:
   Developed and core technology                    $     3,263      $     3,263
   Workforce                                                599              599
   Patents                                                  600              600
   Goodwill                                              47,121           47,121
   Purchased intellectual property                        6,016            1,049
   Other                                                  1,436            1,542
                                                    -----------      -----------
                                                         59,035           54,174
   Less: accumulated amortization                       (15,361)         (12,583)
                                                    -----------      -----------
                                                    $    43,674      $    41,591
                                                    ===========      ===========
Accrued expenses and other current liabilities:
   Deferred revenue                                 $     2,232      $     2,433
   Compensation and employee benefits                       809            1,005
   Other                                                  1,171            1,133
                                                    -----------      -----------
                                                    $     4,212      $     4,571
                                                    ===========      ===========

NOTE 4 - VOLUNTARY STOCK OPTION EXCHANGE

    On November 15, 2001, the Company extended a voluntary stock option exchange offer (the "Exchange Program") to its eligible employees whereby employees had the opportunity to cancel options granted from January 29, 1999 through January 8, 2001 in exchange for new options. The number of shares to be granted in exchange for the old options is subject to the applicable exchange ratio: (i) for every old option to buy three shares of common stock that was granted between January 29, 1999 and January 14, 2000, a new option will be granted to buy two shares of common stock and (ii) for every old option to buy four shares of common stock that was granted between January 15, 2000 and January 8, 2001, a new option will be granted to buy three shares of common stock. Additionally, participating employees were required to cancel all stock options granted during the six month period prior to the Exchange Program offer and will be entitled to receive an equal number of shares subject to the new options. The new options will have the same vesting schedule as if the old options continued to vest through the new grant date. The exercise price of the new options will be set at the fair market value of the Company's common stock on the new grant date.

    On December 17, 2001, a total of 1,278,406 shares were tendered for exchange. The Company anticipates granting new options to purchase 940,877 shares of the Company's common stock on June 18, 2002 in exchange for the options surrendered in the Exchange Program. The Company recorded a compensation charge of $1.7 million during the three months ended December 31, 2001 related to the remaining portion of unamortized compensation for options tendered in the exchange.

NOTE 5 - LEGAL MATTERS

    In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against Hifn and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of Hifn's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made by Hifn and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. Mr. Farnham and Hifn answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for January 2003. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on our financial position.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill. Goodwill amortization expense aggregated $2.4 million and $9.4 million during the three months ended December 31, 2001 and in fiscal 2001, respectively. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective October 1, 2002, and has not yet determined the impact, if any, of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "believes," "anticipates," "estimates," "expects," and words of similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

    hi/fn, inc., together with its subsidiary, (referred to as "Hifn," "we," "us" or "our") is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors - semiconductor devices and software - designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items to the Company's revenue during the periods shown:

                                                        Three Months
                                                    Ended December 31,
                                               -----------------------------
                                                   2001              2000
                                               -----------       -----------
Net revenues .............................             100%             100%
                                               -----------       -----------
Costs and operating expenses:
 Cost of revenues ........................              26                23
  Research and development ...............              80                27
  Sales and marketing ....................              34                17
  General and administrative .............              25                13
  Amortization of intangibles and goodwill              43                17
                                               -----------       -----------
    Total costs and operating expenses ...             208                97
                                               -----------       -----------
Income (loss) from operations ............            (108)                3
Interest and other income, net ...........               6                 5
                                               -----------       -----------
Income (loss) before income taxes ........            (102)                8
Provision for (benefit from) income taxes               24                10
                                               -----------       -----------
Net loss .................................             (78)%              (2)%
                                               ===========       ===========

    Net Revenues. Net revenues decreased 60.2% to $6.4 million for the quarter ended December 31, 2001 from $16.1 million for the quarter ended December 31, 2000. The decrease in revenues was primarily due to decreased sales of Hifn's data compression and encryption processors to network equipment manufacturers offset by an increase in revenues and royalties related to classification and other software. Semiconductor sales to Quantum Corporation, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 45% of revenues for the quarter ended December 31, 2001 and 34% of revenues for the quarter ended December 31, 2000.

    Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues increased to 26% for the three months ended December 31, 2001 from 23% for the same period in fiscal 2000. The increase in cost of revenues as a percentage of net revenues in fiscal 2001 is primarily a result of a shift in the processor revenue mix and lower overall revenue on the level of overhead expenses similar to the prior quarter.

    Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $5.1 million and $4.4 million for the quarters ended December 31, 2001 and 2000, respectively. The increase reflects the net effect of an increase of $1.0 million in deferred stock compensation related to the acquisition of Apptitude offset by a decrease in outside engineering consulting costs.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.2 million and $2.8 million for the three months ended December 31, 2001 and 2000, respectively. The decrease reflects decreased incentives and commission costs as a result of decreased revenues.

    General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.6 million and $2.1 million for the three months ended December 31, 2001 and 2000, respectively. The decrease was the net effect of a reduction of $755,000 in amortization of deferred stock compensation resulting from options vesting during the period offset by increased legal costs.

    Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill of $2.8 million for each of the three months ended December 31, 2001 and 2000 was a result of the acquisition of Apptitude and other intellectual property in August 2000 as well as other acquired technology in April 1998.

    Interest and Other Income, net. Net interest and other income was $364,000 for the three months ended December 31, 2001 and $797,000 for the three months ended December 31, 2000. The decrease in interest and other income for the three months ended December 31, 2001 compared to the same period in 2000 was mainly due to slightly lower average cash balance during the first quarter of 2001, a shift in the investment mix and lower overall interest rates.

    Income Taxes. The effective income tax rate for the three months ended December 31, 2001 was 23% as compared to 129% for the same period in 2000. The resulting effective tax rates are primarily the result of the non-deductibility of certain acquisition-related costs consisting primarily of the amortization of intangibles and goodwill.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities of $3.1 million for the three months ended December 31, 2001 was the result of net loss offset as adjusted for non-cash items including amortization of intangibles of $2.8 million, a reduction in deferred stock compensation of $2.1 million, depreciation and amortization costs of $488,000 and tax benefit from employee stock plans of $281,000 as well as a decrease in inventory of $358,000 and an increase in accounts payable of $2.1 million. These adjustments were offset by increases in accounts receivable of $1.1 million and in prepaid expenses and other current assets as well as intangibles and other assets of $4.7 million and a decrease in accrued expenses and other current liabilities of $333,000.

    Net cash provided by operating activities of $3.9 million for the three months ended December 31, 2000 resulted from net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $4.4 million, depreciation and amortization costs of $355,000 and tax benefit from employee stock plans of $3.7 million as well as a decrease in accounts receivable of $1.0 million and increases in accounts payable, accrued expenses and other current liabilities of $1.5 million and income taxes payable of $1.2 million. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $2.6 million and $5.3 million, respectively.

    Net cash provided by investing activities of $406,000 for the three months ended December 31, 2001 primarily reflects a decrease in short-term investments. Net cash used in investing activities during the three months ended December 31, 2000 of $6.4 million related to the purchase of short-term investments of $6.2 million as well as the purchase of property and equipment.

    Net cash provided by financing activities was $406,000 and $560,000 for the three months ended December 31, 2001 and 2000, respectively. The net cash provided by financing activities for both periods was primarily attributable to proceeds from issuance of common stock slightly offset by payments on capital lease obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill. Goodwill amortization expense aggregated $2.4 million and $9.4 million during the three months ended December 31, 2001 and in fiscal 2001, respectively. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company is required to adopt SFAS 144 effective October 1, 2002, and has not yet determined the impact, if any, of adoption.

TRENDS AND UNCERTAINTIES

    In future periods, Hifn's business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

    Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors including, but not limited to, the following:

- General business conditions in our markets as well as global economic uncertainty;

-        Increases or reductions in demand for our customers' products;

-        The timing and volume of orders we receive from our customers;

-        Cancellations or delays of customer product orders;

-        Acquisitions or mergers involving us, our competitors or customers;

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

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS.

    Quantum Corporation ("Quantum"), through its manufacturing subcontractor, accounted for approximately 45% and 36% of our revenues during the three months ended December 31, 2001 and in fiscal year 2001, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 17% and 35% of our revenues during fiscal year 2001 and 2000, respectively. Neither Quantum nor Lucent are under any binding obligation to order from us. If our sales to Quantum or Lucent decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers' deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

OUR MARKETS ARE HIGHLY COMPETITIVE.

    We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., Safenet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Philips Corporation. We operated as a division of Stac, Inc., our previous parent company, and was spun-off from Stac on December 16, 1998. In connection with the spin-off, we assumed certain license agreements entered into by Stac including two license agreements with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation ("Microsoft") in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

    A key element of our packet processor architecture is our encryption technology. Until recently, in order to export our encryption-related products, the U.S. Department of Commerce required us to obtain a license. Foreign competitors that were not subject to similar requirements have had an advantage over us in their ability to establish existing markets for their products and rapidly respond to the requests of customers in the global market. Although the export restriction has been liberalized, we may not be successful in entering or competing in the foreign encryption markets. See "Our Products Are Subject To Export Restrictions."

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

    -   Military and related activities;

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

WE ARE CURRENTLY ENGAGED IN SEVERAL SECURITIES CLASS-ACTION LAWSUITS.

    In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against Hifn and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of Hifn's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made by Hifn and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. Mr. Farnham and Hifn answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for January 2003. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 2001 would not have a material effect on the Company's pre-tax earnings and the carrying value of its investments over the next fiscal year.

    Foreign Currency Exchange Rate Risk - All of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

               In October and November 1999, six purported class action
            complaints were filed in the United States District Court for the Northern District of California against Hifn and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of a class of purchasers of Hifn's stock during the period July 26, 1999 through October 7, 1999 (the "class period"). The complaint seeks unspecified money damages and alleges that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made by Hifn and certain of its officers and directors during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. Mr. Farnham and Hifn answered the complaint in September 2000. Discovery has commenced. A trial date has been tentatively scheduled for January 2003. We believe that the allegations contained in the complaint are without merit and intend to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on our financial position.

ITEM 2.     CHANGES IN SECURITIES

               On December 28, 2001, Hifn issued 150,000 shares of unregistered common stock in partial consideration of a license granted to Hifn by a technology licensor. Hifn relied upon Section 4(2) of the Securities Act of 1933, as amended, for the basis of exemption from registration under securities laws.

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

                                             hi/fn, inc.
                                             (Registrant)

Date: February 11, 2002                      By: /s/  WILLIAM R. WALKER
                                                 ----------------------------
                                             William R. Walker
                                             Vice President, Finance, Chief
                                             Financial Officer and Secretary
                                             (principal financial and
                                             accounting officer)