Form 10-Q
period 2002-03-31
HI/FN INC
filed 2002-05-02
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

COMMISSION FILE NUMBER 0-24765

hi/fn, inc.
(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	33-0732700 (IRS Employer Identification Number)

750 University Avenue, Los Gatos, California 95032
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (408) 399-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 10,438,976 as of May 1, 2002.

HIFN, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001	3

	Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25-26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2002	2001

	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,024	$54,600
Short-term investments	3,405	10,151
Accounts receivable, net	3,434	3,814
Inventories	763	1,685
Deferred income taxes	3,424	3,424
Prepaid expenses and other current assets	5,045	3,598

Total current assets	72,095	77,272
Property and equipment, net	3,214	4,111
Deferred income taxes	6,037	3,836
Intangibles and other assets, net	40,550	41,591

	$121,896	$126,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,321	$2,404
Accrued expenses and other current liabilities	5,475	4,571

Total current liabilities	7,796	6,975

STOCKHOLDERS’ EQUITY:
Common stock	10	10
Additional paid-in capital	123,670	118,252
Retained earnings	(9,580)	1,573

Total stockholders’ equity	114,100	119,835

	$121,896	$126,810

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	$5,726	$13,828	$12,130	$29,937

Costs and operating expenses:
Cost of revenues	2,074	3,280	3,731	6,928
Research and development	4,347	4,780	9,458	9,143
Sales and marketing	2,169	2,587	4,359	5,378
General and administrative	2,841	2,261	4,417	4,348
Amortization of intangibles and goodwill	2,967	2,770	5,745	5,569

Total costs and operating expenses	14,398	15,678	27,710	31,366

Loss from operations	(8,672)	(1,850)	(15,580)	(1,429)
Interest and other income, net	249	791	613	1,588

Income (loss) before income taxes	(8,423)	(1,059)	(14,967)	159
Provision for (benefit from) income taxes	(2,283)	663	(3,814)	2,237

Net loss	$(6,140)	$(1,722)	$(11,153)	$(2,078)

Net loss per share, basic and diluted	$(0.59)	$(0.17)	$(1.08)	$(0.21)

Weighted average shares outstanding, basic and diluted	10,432	10,120	10,350	10,108

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,153)	$(2,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	967	711
Amortization of intangibles and goodwill	5,745	5,569
Amortization of deferred stock compensation	2,433	2,683
Deferred income taxes	(2,201)	—
Tax benefit from employee stock plans	281	3,870
Changes in assets and liabilities:
Accounts receivable	380	1,672
Inventories	922	(4,160)
Prepaid expenses and other current assets	(1,447)	(5,232)
Intangibles and other assets	(2,502)	(173)
Accounts payable	(83)	603
Income taxes payable	—	1,846
Accrued expenses and other current liabilities	930	1,084

Net cash provided by (used in) operating activities	(5,728)	6,395

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	6,746	(4,244)
Purchases of property and equipment	(70)	(1,388)

Net cash provided by (used in) investing activities	6,676	(5,632)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	502	628
Payment on capital lease obligations	(26)	(36)

Net cash provided by financing activities	476	592

Net increase in cash and cash equivalents	1,424	1,355
Cash and cash equivalents at beginning of period	54,600	59,688

Cash and cash equivalents at end of period	$56,024	$61,043

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

     The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its subsidiary, Apptitude Acquisition Corp. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the period ending September 30, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of March 31, 2002 and its results of operations for the three and six month periods ended March 31, 2002 and 2001, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2 — Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 3,999,851 shares of common stock, or 354,069 weighted average shares, for the three months ended March 31, 2002 and 2,585,862 shares of common stock, or 335,966 weighted average shares, for the six months ended March 31, 2002 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. Outstanding options with exercise prices below average market value aggregating 3,431,118 shares of common stock, or 509,245 weighted average shares, for the three months ended March 31, 2001 and 3,556,224 shares of common stock, or 626,097 weighted average shares, for the six months ended March 31, 2001 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Note 3 — Detailed Balance Sheet:

	March 31,	September 30,
(in thousands)	2002	2001

	(unaudited)
Accounts receivable:
Trade receivables	$3,560	$3,985
Less: allowance for doubtful accounts	(126)	(171)

	$3,434	$3,814

Prepaid expenses and other current assets:
Prepaid taxes	$3,503	$2,420
Insurance	362	296
Other	1,180	882

	$5,045	$3,598

	March 31,	September 30,
(in thousands)	2002	2001

	(unaudited)
Property and equipment:
Computer equipment	$4,894	$4,833
Furniture and fixtures	1,158	1,158
Leasehold improvements	1,196	1,188
Office equipment	581	580

	7,829	7,759
Less: accumulated depreciation	(4,615)	(3,648)

	$3,214	$4,111

Intangibles and other assets:
Developed and core technology	$3,263	$3,263
Workforce	599	599
Patents	600	600
Goodwill	47,121	47,121
Purchased intellectual property	5,965	1,049
Other	1,330	1,542

	58,878	54,174
Less: accumulated amortization	(18,328)	(12,583)

	$40,550	$41,591

Accrued expenses and other current liabilities:
Deferred revenue	$1,912	$2,433
Compensation and employee benefits	1,234	1,005
Facility sublease accrual	1,514	329
Other	815	804

	$5,475	$4,571

Note 4 — Voluntary Stock Option Exchange

     On November 15, 2001, the Company extended a voluntary stock option exchange offer (the “Exchange Program”) to its eligible employees whereby employees had the opportunity to cancel options granted from January 29, 1999 through January 8, 2001 in exchange for new options. The number of shares to be granted in exchange for the old options is subject to the applicable exchange ratio: (i) for every old option to buy three shares of common stock that was granted between January 29, 1999 and January 14, 2000, a new option will be granted to buy two shares of common stock and (ii) for every old option to buy four shares of common stock that was granted between January 15, 2000 and January 8, 2001, a new option will be granted to buy three shares of common stock. Additionally, participating employees were required to cancel all stock options granted during the six month period prior to the Exchange Program offer and will be entitled to receive an equal number of shares subject to the new options. The new options will have the same vesting schedule as if the old options continued to vest through the new grant date. The exercise price of the new options will be set at the fair market value of the Company’s common stock on the new grant date.

     On December 17, 2001, a total of 1,278,406 shares were tendered for exchange. The Company anticipates granting new options to purchase 940,877 shares of the Company’s common stock on June 18, 2002 in exchange for the options surrendered in the Exchange Program. The Company recorded a compensation charge of $1.7 million during the three months ended December 31, 2001 related to the remaining portion of unamortized compensation for options tendered in the exchange.

Note 5 — Legal Matters

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced and the cut-off date for discovery is June 28, 2002. A trial date has been scheduled for January 2003. The Company believes the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara. These complaints were filed against nominal defendant Hifn and certain of its current and former officers and directors. The derivative complaints are based on the same facts and events alleged in the class action. The derivative complaints allege violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets. Plaintiffs seek unspecified damages. The Company believes the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Note 6 — Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill and reclassify the unamortized balance of workforce to goodwill. Goodwill amortization expense aggregated $2.4 million, $4.7 million and $9.4 million during the three and six months ended March 31, 2002 and in fiscal 2001, respectively. As of March 31, 2002, the net book value of goodwill and workforce was approximately $31.8 million. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “believes,” “anticipates,” “estimates,” “expects,” and words of similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends and Uncertainties below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

     The financial statements are prepared in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers comprise primarily of OEMs and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

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

     The Company receives software license revenue from OEMs that sublicense Company software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. The Company’s deferred revenue balance as of March 31, 2002 was $1.4 million and included approximately $172,000 in estimated returns.

     Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company bases the levels of returns on historical experience. To the extent the Company experiences increased levels of returns, revenue will decrease resulting in decreased gross profit.

     Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company. The Company provides for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. The cost basis of inventory is reduced by excess and obsolete inventory write-downs and subsequent increases in projected demand will not result in a reversal of the impact of such write-downs prior to the sale of the related inventory.

     Our Company is subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

     Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of goodwill, other intangible assets and other long-lived assets on a periodic basis and whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable we measure impairment by using the projected discounted cash-flow method.

     Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but instead will be subject to annual impairment tests. We will adopt SFAS No. 142 during the first quarter of fiscal 2003. We have not yet completed our determination of what effect adoption of SFAS No. 142 will have on our financial position and results of operations, other than the cessation of amortization of goodwill.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes which involves estimating our current tax liability together with assessing temporary differences resulting from differences in the treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. As of March 31, 2002, the Company’s deferred tax assets aggregated $9.5 million. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance that would be included as an expense within the tax provision in the statement of operations. Management has considered future taxable income in assessing the need for a valuation allowance. No valuation allowance is currently recorded against the deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income. If in subsequent considerations management determines that it would not be able to realize all or part of its net deferred tax asset through future taxable income, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

     Valuation allowances. We establish allowances for doubtful accounts, returns and discounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We evaluate the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

     Litigation. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Management considers such claims on a case-by-case basis. We accrue for loss contingencies if both of the following conditions are met: (a) Information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (b) the amount of loss can be reasonably estimated. Future changes in these estimates may require us to record additional reserves and may materially affect our results of operations, financial condition and future cash flows.

Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	100%	100%	100%	100%

Costs and operating expenses:
Cost of revenues	36	24	31	23
Research and development	76	34	78	30
Sales and marketing	38	19	36	18
General and administrative	49	16	36	14
Amortization of intangibles and goodwill	52	20	47	19

Total costs and operating expenses	251	113	228	104

Loss from operations	(151)	(13)	(128)	(4)
Interest and other income, net	4	6	5	5

Income (loss) before income taxes	(147)	(7)	(123)	1
Provision for (benefit from) income taxes	(40)	5	(31)	8

Net loss	(107)%	(12)%	(92)%	(7)%

     Net Revenues. Net revenues decreased 58.6% to $5.7 million for the quarter ended March 31, 2002 from $13.8 million for the quarter ended March 31, 2001. Revenue for the first six months of fiscal 2002 was $12.1 million, a decrease of 59.5% from the $29.9 million reported for the first six months of fiscal 2001. The decrease in revenues for the three and six months ended March 31, 2002 over the same periods in the prior year was primarily due to decreased sales of Hifn’s data compression and encryption processors to network equipment manufacturers coupled with a decrease in revenues from software license and royalties. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 41% and 43% of revenues for the three and six months ended March 31, 2002, respectively. Semiconductor sales to Linksys, an OEM producer of networking equipment, comprised 13% of revenues for the three months ended March 31, 2002.

     Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues increased to 36.2% for the three months ended March 31, 2002 from 23.7% for the same period in fiscal 2001. Cost of revenues as a percentage of net revenues increased to 30.8% for the six months ended March 31, 2002 from 23.1% for the same period in fiscal 2001. The increase in cost of revenues as a percentage of net revenues for both periods is attributable to the sale of certain processors at lower prices, a shift in the processor revenue mix, lower level of software revenue and the impact of a consistent level of overhead expenses spread over a lower revenue base.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering fees. Such research and development expenses were approximately $4.3 million and $4.8 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease is attributable to a reduction in bonus, consulting and deferred compensation amortization offset by an increase in non-recurring engineering costs. Research and development costs were $9.5 million and $9.1 million for the six months ended March 31, 2002 and 2001, respectively. The increase reflects the net effect of an increase in deferred compensation expense as a result of options tendered for exchange in the first quarter of 2002 and an increase in non-recurring engineering costs offset by a decrease in outside engineering consulting costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.2 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. Sales and marketing expense for the six months ended March 31, 2002 and 2001 were approximately $4.4 million and $5.4 million, respectively. The decrease primarily reflects lower commission costs associated with lower revenues, lower printing and promotional costs as well as lower recruiting costs.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $2.8 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses for the six months ended March 31, 2002 and 2001 were $4.4 million and $4.3 million, respectively. General and administrative expenses increased during the three and six months ended March 31, 2002. The increase was primarily attributable to a charge of $1.2 million related to facility sublease and increased legal costs and was offset by a decrease of approximately $403,000 and $1.2 million in deferred compensation expense during the three and six months ended March 31, 2002, respectively.

     Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill relate primarily to the acquisition of Apptitude as well as other intellectual property. Amortization of intangibles and goodwill were $3.0 million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively, and $5.7 million and $5.6 million for the six months ended March 31, 2002 and 2001, respectively.

     Interest and Other Income, Net. Net interest and other income was $249,000 and $791,000 for the three months ended March 31, 2002 and 2001, respectively, and $613,000 and $1.6 million for the six months ended March 31, 2002 and 2001, respectively. The decrease in interest and other income for the periods presented was mainly due to lower average cash balances, a shift in the investment mix and lower overall interest rates.

     Income Taxes. The effective income tax rate was 27% and (63)% for three months ended March 31, 2002 and 2001, respectively, and 25% and 1407% for the six months ended March 31, 2002 and 2001, respectively. The variability in the effective tax rates is reflective of the effect of the non-deductibility of certain acquisition related charges on the respective operating results for the period.

Liquidity and Capital Resources

     Net cash used in operating activities was $5.7 million for the six months ended March 31, 2002. Net cash provided by operating activities was $6.4 million for the six months ended March 31, 2001. During the six months ended March 31, 2002, net cash used in operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $8.2 million, tax benefit from employee stock plans of $281,000, depreciation and amortization costs of $967,000 as well as a decrease in accounts receivable and inventories of $380,000 and $922,000, respectively, and an increase in accrued and other current liabilities of $930,000. These adjustments were offset by increases in deferred income taxes of $2.2 million, in prepaids and other current assets of $1.4 million and in intangibles and other assets of $2.5 million. During the six months ended March 31, 2001, net cash provided by operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $8.3 million, tax benefit from employee stock plans of $3.9 million, depreciation and amortization costs of $711,000, as well as a decrease in accounts receivable of $1.7 million and increases in accounts payable and accrued expenses and other current liabilities of $1.7 million and income taxes payable of $1.8 million. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $4.2 million and $5.4 million, respectively.

     Net cash provided by investing activities was $6.7 million for the six months ended March 31, 2002 and related to the sale of short-term investments. Net cash used in investing activities was $5.6 million for the six months ended March 31, 2001 and related to the purchase of $4.2 million in short-term investments and $1.4 million in property and equipment.

     Net cash provided by financing activities was $476,000 and $592,000 for the six month periods ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities for both periods was attributable to proceeds from issuance of common stock slightly offset by payments on capital lease obligations.

     We use a number of independent suppliers to manufacture substantially all of our products. As a result, we rely on these suppliers to allocate to us a sufficient portion of foundry capacity to meet our needs and deliver sufficient quantities of our products on a timely basis. These arrangements allow us to avoid utilizing our capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of our resources on the design, development and marketing of our products. Additionally, orders with our suppliers require substantial lead times and require, from time to time, adjustments in our ordering patterns based on anticipated customer demand. As of March 31, 2002, our inventory balance decreased to $763,000 as compared to $1.7 million as of fiscal year ended September 30, 2001 resulting mainly from the sale of existing inventory coupled with a reduction in orders as a result of reduced customer demand. We will continue to monitor shifts in customer demand and will adjust our order levels accordingly.

     We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. Our need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through at least the next twelve months.

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of March 31, 2002 are as follows (in thousands):

Operating
Lease
Commitments

Fiscal year ending September 30,
2002	$1,547
2003	3,058
2004	2,685
2005	2,146
Thereafter	2,005

Total minimum lease payments	$11,441

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill and reclassify the unamortized balance of workforce to goodwill. Goodwill amortization expense aggregated $2.4 million, $4.7 million and $9.4 million during the three and six months ended March 31, 2002 and in fiscal 2001, respectively. As of March 31, 2002, the net book value of goodwill and workforce was approximately $31.8 million. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company.

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

We Depend Upon A Small Number Of Customers.

     Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 41%, 43% and 36% of our revenues during the three and six months ended March 31, 2002 and in fiscal year 2001, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 17% of our revenues during fiscal year 2001 and less than 10% of our revenues for the three and six months ended March 31, 2002. Linksys accounted for 13% of our revenues for the three months ended March 31, 2002. Neither Quantum, Lucent nor Linksys are under any binding obligation to order from us. If our sales to Linksys decline or if our sales to Quantum or Lucent continue to decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

We Depend Upon Key Personnel.

     Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. Several members of our management team have joined us in the last 18 months. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel is intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

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

We Are Currently Engaged in Several Securities Class-Action Lawsuits.

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced and the cut-off date for discovery is June 28, 2002. A trial date has been scheduled for January 2003. The Company believes the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara. These complaints were filed against nominal defendant Hifn and certain of its current and former officers and directors. The derivative complaints are based on the same facts and events alleged in the class action. The derivative complaints allege violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets. Plaintiffs seek unspecified damages. The Company believes the allegations contained in the complaint are without merit and intend to defend the action vigorously.

     It is possible that an adverse outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our business and results of operations and our stock price could be negatively affected as a result.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk — The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at March 31, 2002 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk — All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints were consolidated into In re Hi/fn Sec. Litig., No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 through October 7, 1999 (the “class period”). The complaint seeks unspecified money damages and alleges that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. Mr. Farnham and the Company answered the complaint in September 2000. Discovery has commenced and the cut-off date for discovery is June 28, 2002. A trial date has been scheduled for January 2003. The Company believes the allegations contained in the complaint are without merit and intends to defend the action vigorously. Due to the nature of the allegations, management cannot estimate the possible loss, if any, or range of loss that may ultimately be incurred in connection with the allegations. However, based on the facts currently known, management does not believe that these matters will have a material adverse effect on the financial position of the Company.

In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara. These complaints were filed against nominal defendant Hifn and certain of its current and former officers and directors. The derivative complaints are based on the same facts and events alleged in the class action. The derivative complaints allege violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets. Plaintiffs seek unspecified damages. The Company believes the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 6, 2002. At the meeting, the following proposals received the votes listed below:

Proposal I. Election of Class III Director for three-year terms expiring 2005.

	Votes for:	Votes against:

Albert E. Sisto	9,561,644	173,302
Douglas L. Whiting	8,124,109	1,610,837

The Company’s Board of Directors is currently comprised of seven members who are divided into three classes with overlapping three-year terms. The term for Class I directors (Christopher G. Kenber, David A. Norman and Raymond J. Farnham) will expire at the meeting of stockholders to be held in 2003. The term for Class II directors (Taher Elgamal and Robert W. Johnson) will expire at the meeting of stockholders to be held in 2004.

Proposal II: Approval of an amendment to the Company’s 1996 Stock Option Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 500,000 shares to 4,449,900 shares.

Votes for:	5,415,512
Votes against:	4,290,120
Abstentions:	29,314

Proposal III: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2002.

Votes for:	9,627,140
Votes against:	100,202
Abstentions:	7,604

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits None (b) Reports on Form 8-K None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: May 2, 2002	By:	/s/ WILLIAM R. WALKER William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)