Form 10-Q
period 2002-06-30
HI/FN INC
filed 2002-08-08
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes No

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 10,491,808 as of July 30, 2002.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001	3

	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2002	2001

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$53,979	$54,600

Short-term investments	3,423	10,151

Accounts receivable, net	3,583	3,814

Inventories	418	1,685

Deferred income taxes	2,188	3,424

Prepaid expenses and other current assets	2,678	3,598

Total current assets	66,269	77,272

Property and equipment, net	2,825	4,111

Deferred income taxes	—	3,836

Intangibles and other assets, net	38,099	41,591

	$107,193	$126,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,966	$2,404

Accrued expenses and other current liabilities	8,109	4,571

Total current liabilities	11,075	6,975

STOCKHOLDERS’ EQUITY:

Common stock	10	10

Additional paid-in capital	124,354	118,252

Retained earnings	(28,246)	1,573

Total stockholders’ equity	96,118	119,835

	$107,193	$126,810

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$5,485	$6,575	$17,615	$36,512

Costs and operating expenses:

Cost of revenues	1,606	5,098	5,337	12,026

Research and development	4,225	5,075	13,683	14,218

Sales and marketing	2,080	2,092	6,439	7,470

General and administrative	3,804	1,797	8,221	6,145

Amortization of intangibles and goodwill	2,819	2,768	8,564	8,337

Total costs and operating expenses	14,534	16,830	42,244	48,196

Loss from operations	(9,049)	(10,255)	(24,629)	(11,684)

Interest and other income, net	211	592	824	2,180

Loss before income taxes	(8,838)	(9,663)	(23,805)	(9,504)

Provision for (benefit from) income taxes	9,828	(2,779)	6,014	(542)

Net loss	$(18,666)	$(6,884)	$(29,819)	$(8,962)

Net loss per share, basic and diluted	$(1.78)	$(0.68)	$(2.87)	$(0.88)

Weighted average shares outstanding, basic and diluted	10,476	10,168	10,392	10,128

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(29,819)	$(8,962)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,426	1,182

Amortization of intangibles and goodwill	8,564	8,337

Amortization of deferred stock compensation	2,677	3,356

Deferred income taxes	5,072	—

Tax benefit from employee stock plans	281	3,870

Changes in assets and liabilities:

Accounts receivable	231	2,843

Inventories	1,267	(718)

Prepaid expenses and other current assets	920	(6,387)

Intangibles and other assets	(2,870)	(160)

Accounts payable	562	(1,437)

Accrued expenses and other current liabilities	3,564	139

Net cash provided by (used in) operating activities	(8,125)	2,063

Cash flows from investing activities:

Sale (purchase) of short-term investments, net	6,728	(7,309)

Purchases of property and equipment	(140)	(2,445)

Net cash provided by (used in) investing activities	6,588	(9,754)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	942	1,121

Payment on capital lease obligations	(26)	(51)

Net cash provided by financing activities	916	1,070

Net decrease in cash and cash equivalents	(621)	(6,621)

Cash and cash equivalents at beginning of period	54,600	59,688

Cash and cash equivalents at end of period	$53,979	$53,067

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

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the period ending September 30, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of June 30, 2002 and its results of operations for the three and nine month periods ended June 30, 2002 and 2001, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2 — Net Loss Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 3,442,083 shares of common stock, or 278,382 weighted average shares, for the three months ended June 30, 2002 and 4,956,601 shares of common stock, or 336,254 weighted average shares, for the nine months ended June 30, 2002 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. Outstanding options to purchase 3,923,024 shares of common stock, or 464,605 weighted average shares, for the three months ended June 30, 2001 and 3,605,769 shares of common stock, or 640,972 weighted average shares, for the nine months ended June 30, 2001 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

         Note 3 — Detailed Balance Sheet:

	June 30,	September 30,
(in thousands)	2002	2001

	(unaudited)
Accounts receivable:

Trade receivables	$3,728	$3,985

Less: allowance for doubtful accounts	(145)	(171)

	$3,583	$3,814

Prepaid expenses and other current assets:

Prepaid taxes	$958	$2,420

Rent	254	252

Insurance	246	296

License fees	400	—

Other	820	630

	$2,678	$3,598

	June 30,	September 30,
(in thousands)	2002	2001

	(unaudited)
Property and equipment:

Computer equipment	$4,964	$4,833

Furniture and fixtures	1,158	1,158

Leasehold improvements	1,196	1,188

Office equipment	581	580

	7,899	7,759

Less: accumulated depreciation	(5,074)	(3,648)

	$2,825	$4,111

Intangibles and other assets:

Developed and core technology	$3,263	$3,263

Workforce	599	599

Patents	600	600

Goodwill	47,121	47,121

Purchased intellectual property	6,017	1,049

Other	1,897	1,542

	59,497	54,174

Less: accumulated amortization	(21,398)	(12,583)

	$38,099	$41,591

Accrued expenses and other current liabilities:

Deferred revenue	$2,218	$2,433

Compensation and employee benefits	1,100	1,005

Facility sublease accrual	1,325	329

Accrued litigation settlement	2,700	—

Other	766	804

	$8,109	$4,571

Note 4 — Voluntary Stock Option Exchange

         On November 15, 2001, the Company extended a voluntary stock option exchange offer (the “Exchange Program”) to its eligible employees whereby employees had the opportunity to cancel options granted from January 29, 1999 through January 8, 2001 in exchange for new options. On December 17, 2001, a total of 1,278,406 shares were tendered for exchange. The Company was required to accelerate the amortization of previously recorded deferred compensation related to options tendered for exchange and, accordingly, recognized approximately $1.7 million in accelerated deferred compensation expense during the period ended December 31, 2001. The number of shares granted in exchange for the old options was subject to the applicable exchange ratio: (i) for every old option to buy three shares of common stock that was granted between January 29, 1999 and January 14, 2000, a new option was granted to buy two shares of common stock and (ii) for every old option to buy four shares of common stock that was granted between January 15, 2000 and January 8, 2001, a new option was granted to buy three shares of common stock. Additionally, participating employees who were required to cancel all stock options granted during the six month period prior to the Exchange Program offer were entitled to receive an equal number of shares subject to the new options. On June 18, 2002, the Company granted new options to purchase 910,278 shares of the Company’s common stock in exchange for the options surrendered under the Exchange Program at an exercise price of $6.66, the fair market value of the Company’s common stock on the new grant date. The new options have the same vesting schedule as if the old options continued to vest through the new grant date.

Note 5 – Employee Stock Option Plan

         In June 2002, the Board of Directors of the Company authorized an increase in the number of shares reserved for issuance under the 2001 Nonstatutory Stock Options Plan (the “2001 Plan”) of 500,000 shares resulting in a total of 2 million shares reserved for issuance under the 2001 Plan. As of June 30, 2002, options to purchase an aggregate of 784,405 were granted under the 2001 Plan.

Note 6 – Taxation

During the quarter ended June 30, 2002, the Company recorded $9.8 million of provision for income taxes to establish valuation allowances against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. After the establishment of the valuation allowance, the Company has $2.2 million in remaining deferred tax assets as of June 30, 2002, which is expected to be realized as refunds of prior taxes paid in accordance with taxation carryback provisions.

Note 7 — Legal Matters

         In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a Memorandum of Understanding to settle all claims in the consolidated securities class action. The settlement amount is $9.5 million, comprised of $6.8 million in cash that was contributed by the Company’s insurers and $2.7 million to be settled by the Company. The Company will issue a minimum of 270,000 shares of Hifn common stock and make up any shortfall to the extent that the trading price falls below $10.00 at the time of settlement by issuing additional common stock or cash. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The settlement is subject to final court approval, which is scheduled for August 30, 2002. During the three months ended June 30, 2002, the Company recorded a liability of $2.7 million representing its portion of the settlement obligation. Should the fair market value of the Company’s common stock exceed $10, the Company would recognize an additional charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. If the settlement is disapproved or terminated and the action proceeds, the Company intends to defend the action vigorously.

         In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn, Inc. and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The Company did not accrue for loss contingencies associated with this action because the Company believes that an unfavorable settlement is not probable. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Note 8 – Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill and reclassify the unamortized balance of workforce to goodwill. Goodwill amortization expense aggregated $2.4 million during each of the three months ended June 30, 2002 and 2001 and $7.1 million during each of the nine months ended June 30, 2002 and 2001. As of June 30, 2002, the net book value of goodwill and workforce was approximately $29.4 million. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company. If as a result of the analysis we determine that there has been an impairment of the Company’s goodwill, asset impairment charges will be recognized in the first quarter of fiscal 2003.

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

         Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed and determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are estimated based on historical experience and are deferred until the return rights expire. The Company bases the levels of returns on historical experience. To the extent the Company experiences increased levels of returns, revenue will decrease resulting in decreased gross profit.

         The Company receives software license revenue from OEMs that sublicense Company software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. The Company’s deferred revenue balance as of June 30, 2002 was $2.2 million and included approximately $182,000 in estimated returns.

         Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company. The Company provides for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of June 30, 2002, the remaining portion of a write-down in excess inventory was $3.8 million. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

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

         In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but instead will be subject to annual impairment tests. We will adopt SFAS No. 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Certain existing recognized intangibles will be reclassified as goodwill. Goodwill amortization expense aggregated $2.4 million, $7.1 million and $9.4 million during the three and nine months ended June 30, 2002 and in fiscal 2001, respectively. As of June 30, 2002, the net book value of goodwill and workforce was approximately $29.4 million. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company. If as a result of the analysis we determine that there has been an impairment of the Company’s goodwill, asset impairment charges will be recognized in the first quarter of fiscal 2003. Asset impairment charges could have a material effect on the Company’s consolidated financial position and results of operations.

         Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities.

         Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During the quarter ended June 30, 2002, the Company recorded $9.8 million of provision for income taxes to establish valuation allowances against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. After the establishment of the valuation allowance, the Company has $2.2 million in remaining deferred tax assets as of June 30, 2002, which is expected to be realized as refunds of prior taxes paid in accordance with taxation carryback provisions. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

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

         During the three months ended June 30, 2002, in relation to the class action suit against the Company, the court preliminarily approved a settlement of all claims and the Company recognized approximately $2.7 million in accrued litigation settlement charges, which represent the Company’s portion of the settlement amount. Should the fair market value of the Company’s common stock exceed $10 prior to finalization of the settlement, the Company would recognize an additional charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. Future increases in the value of common stock above $10 prior to finalization of the settlement or disapproval and termination of the settlement may require us to revise reserves and may materially affect our results of operations, financial condition and future cash flows.

Results of Operations

         The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	100%	100%	100%	100%

Costs and operating expenses:

Cost of revenues	29	78	30	33

Research and development	77	77	78	39

Sales and marketing	38	32	36	21

General and administrative	69	27	47	17

Amortization of intangibles and goodwill	52	42	49	22

Total costs and operating expenses	265	256	240	132

Loss from operations	(165)	(156)	(140)	(32)

Interest and other income, net	4	9	5	6

Loss before income taxes	(161)	(147)	(135)	(26)

Provision for (benefit from) income taxes	179	(42)	34	(1)

Net loss	(340)%	(105)%	(169)%	(25)%

         Net Revenues. Net revenues decreased 17% to $5.5 million for the quarter ended June 30, 2002 from $6.6 million for the quarter ended June 30, 2001. Net revenues for the first nine months of fiscal 2002 was $17.6 million, a decrease of 52% from the $36.5 million reported for the first nine months of fiscal 2001. The decrease in net revenues for the three and nine months ended June 30, 2002 over the same periods in the prior year was primarily due to decreased sales of Hifn’s data compression and encryption processors to network equipment manufacturers coupled with a decrease in revenues from software license and royalties. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 35% and 40% of revenues for the three and nine months ended June 30, 2002, respectively. Semiconductor sales to Benchmark, an OEM producer of networking equipment, comprised 16% and 10% of revenues for the three and nine months ended June 30, 2002, respectively.

         Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues decreased to 29.3% for the three months ended June 30, 2002 from 77.5% for the same period in fiscal 2001. Cost of revenues as a percentage of net revenues decreased to 30.3% for the nine months ended June 30, 2002 from 32.9% for the same period in fiscal 2001. During the three month period ended June 30, 2001, the Company recognized a charge for excess inventory of $3.4 million. Exclusive of this charge, cost of revenues for the three and nine months ended June 30, 2001 were 25.8% and 23.6%, respectively. The fluctuation in cost of revenues as a percentage of net revenues for both periods, exclusive of the inventory write-down, is attributable to the sale of certain processors at lower prices, a shift in the processor revenue mix, lower levels of software revenue and the impact of a consistent level of overhead expenses spread over a lower revenue base.

         Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering fees. Such research and development expenses were approximately $4.2 million and $5.1 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to reductions in wages and benefits as a result of lower headcount, outside consulting and non-recurring engineering costs as a result of the timing and stage of product development, as well as a reduction in deferred compensation amortization. Research and development costs were $13.7 million and $14.2 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease primarily reflects the net effect of a decrease in salaries, benefits and outside consulting services. The decrease is partially offset by increases in engineering development costs and deferred compensation expense. The deferred compensation expense increased as a result of options tendered for exchange in the first quarter of 2002.

         Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $2.1 million for both the three months ended June 30, 2002 and 2001. Sales and marketing expense for the nine months ended June 30, 2002 and 2001 were approximately $6.4 million and $7.5 million, respectively. The decrease primarily reflects lower commission costs associated with lower revenues as well as lower marketing collateral and recruiting costs.

         General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $3.8 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively. The increase is primarily attributable to a charge of $2.7 million for litigation settlement related to the class action lawsuit offset by reductions in salaries and benefits, building expenses, lower equipment purchases and recruiting costs as well as a decrease in doubtful accounts expenditure. General and administrative expenses for the nine months ended June 30, 2002 and 2001 were $8.2 million and $6.1 million, respectively. The increase is the effect of $2.7 million in charges for litigation settlement and an increase of $635,000 in facility sublease costs, as well as increased legal costs. The increase was offset by reductions in deferred compensation amortization, salaries and benefits and lower equipment purchases and recruiting costs.

         Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill relate primarily to the acquisition of Apptitude as well as other intellectual property. Amortization of intangibles and goodwill was $2.8 million for each of the three months ended June 30, 2002 and 2001 and $8.6 million and $8.3 million for the nine months ended June 30, 2002 and 2001, respectively.

         Interest and Other Income, Net. Net interest and other income was $211,000 and $592,000 for the three months ended June 30, 2002 and 2001, respectively, and $824,000 and $2.2 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease in interest and other income for the periods presented was mainly due to lower average cash balances, a shift in the investment mix and lower overall interest rates.

         Income Taxes. The effective income tax rate was (111)% and 29% for three months ended June 30, 2002 and 2001, respectively, and (25)% and 6% for the nine months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002, the Company recorded a provision for income taxes of approximately $9.8 million to establish valuation allowances against deferred tax assets in accordance with FASB No. 109, “Accounting for Income Taxes.” Net of the valuation allowance, the remaining deferred tax assets at June 30, 2002 was approximately $2.2 million and represents expected refunds of prior taxes paid in the carry-back period. The remaining variability in the effective tax rates is reflective of the effect of the non-deductibility of certain acquisition related charges on the respective operating results for the period.

Liquidity and Capital Resources

         Net cash used in operating activities was $8.1 million for the nine months ended June 30, 2002. Net cash provided by operating activities was $2.1 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, net cash used in operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $11.2 million, tax benefit from employee stock plans of $281,000, depreciation and amortization costs of $1.4 million, a decrease in deferred tax assets of $5.1 million, as well as a decrease in accounts receivable, inventories and prepaid expenses and other current assets of $231,000, $1.3 million and $920,000, respectively, and an increase in accounts payable and accrued and other current liabilities of $4.1 million. These adjustments were offset mainly by an increase in intangibles and other assets of $2.9 million. During the nine months ended June 30, 2001, net cash provided by operating activities was attributed to net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $11.7 million, tax benefit from employee stock plans of $3.9 million, depreciation and amortization costs of $1.2 million, as well as a decrease in accounts receivable of $2.8 million and an increase in accrued expenses and other current liabilities of $139,000. These adjustments were offset by increases in inventory and prepaid expenses and other assets of $718,000 and $6.5 million, respectively, as well as a decrease in accounts payable of $1.4 million.

         Net cash provided by investing activities was $6.6 million for the nine months ended June 30, 2002 and related to the sale of short-term investments. Net cash used in investing activities was $9.8 million for the nine months ended June 30, 2001 and related to the purchase of $7.3 million in short-term investments and $2.4 million in property and equipment.

         Net cash provided by financing activities was $916,000 and $1.1 million for the nine month periods ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities for both periods was attributable to proceeds from issuance of common stock slightly offset by payments on capital lease obligations.

         We use a number of independent suppliers to manufacture substantially all of our products. As a result, we rely on these suppliers to allocate to us a sufficient portion of foundry capacity to meet our needs and deliver sufficient quantities of our products on a timely basis. These arrangements allow us to avoid utilizing our capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of our resources on the design, development and marketing of our products. Additionally, orders with our suppliers require substantial lead times and require, from time to time, adjustments in our ordering patterns based on anticipated customer demand. As of June 30, 2002, our inventory balance decreased to $418,000 as compared to $1.7 million as of fiscal year ended September 30, 2001 resulting mainly from the sale of existing inventory coupled with a reduction in orders as a result of reduced customer demand. We will continue to monitor shifts in customer demand and will adjust our order levels accordingly.

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

         The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of June 30, 2002 are as follows (in thousands):

Operating Lease
Commitments

Fiscal year ending September 30,

2002	$761

2003	3,058

2004	2,685

2005	2,146

Thereafter	2,005

Total minimum lease payments	$10,655

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill and reclassify the unamortized balance of workforce to goodwill. Goodwill amortization expense aggregated $2.4 million, $7.1 million and $9.4 million during the three and nine months ended June 30, 2002 and in fiscal 2001, respectively. As of June 30, 2002, the net book value of goodwill and workforce was approximately $29.4 million. Upon adoption on October 1, 2002, the Company will perform the required impairment tests of goodwill and has not yet determined the effect of these tests on the earnings and financial position of the Company. If as a result of the analysis we determine that there has been an impairment of the Company’s goodwill, asset impairment charges will be recognized in the first quarter of fiscal 2003. Asset impairment charges could have a material effect on the Company’s consolidated financial position and results of operations.

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

If We Determine That Our Goodwill Has Been Impaired Our Financial Condition and Results of Operations May Suffer.

         At June 30, 2002, we had approximately $29.4 million of goodwill. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will adopt SFAS 142 beginning October 1, 2002 and will perform our annual goodwill impairment test upon adoption. If as a result of this analysis we determine that there has been an impairment of our goodwill, asset impairment charges will be recognized in the first quarter of fiscal 2003. Asset impairment charges could have a material adverse effect on our consolidated financial position and results of operations.

We Depend Upon A Small Number Of Customers.

         Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 35%, 40% and 36% of our revenues during the three and nine months ended June 30, 2002 and in fiscal year 2001, respectively. Lucent, through its manufacturing subcontractors, accounted for approximately 17% of our revenues during fiscal year 2001 and less than 10% of our revenues for the three and nine months ended June 30, 2002, respectively. Linksys accounted for 13% of our revenues for the three months ended March 31, 2002 and less than 10% of our revenues for the nine months ended June 30, 2002 and Benchmark accounted for 16% and 10% of our revenues for the three and nine months ended June 30, 2002. Quantum, Lucent, Linksys and Benchmark do not have any binding obligations to order from us. If our sales to and of these customers decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

The Cyclicality Of The Semiconductor Industry May Harm Our Business.

         The semiconductor industry is experiencing significant downturns and unpredictable fluctuations in supply and demand. The industry has also experienced significant fluctuations as a result of changes in general economic conditions. This has caused significant variances in product demand, production capacity and rapid erosion of average selling prices. Industry-wide fluctuations in the future could harm our business, financial condition and results of operations.

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

We Are Currently Engaged in Several Securities Class-Action Lawsuits.

         In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 through October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant; the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by the Company’s directors’ and officers’ insurance carriers, and the balance to be paid by the Company and shall consist of a minimum of 270,000 shares of common (assuming the trading price at the date of distribution is at least $10). Should the trading price be below $10.00, the Company will supplement the difference between the trading price and $10 with either cash or additional shares of common stock such that the total settlement amount is no less than $9.5 million. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The settlement is subject to final court approval, which is scheduled for August 30, 2002. During the three months ended June 30, 2002, the Company recorded a liability of $2.7 million representing its portion of the settlement obligation. Should the fair market value of the Company’s common stock exceed $10, the Company would recognize an additional charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. If the settlement is disapproved or terminated and the action proceeds, the Company intends to defend the action vigorously.

         In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against nominal defendant Hifn, Inc. and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained nominal defendant Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

         It is possible that an adverse outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our business and results of operations and our stock price could be negatively affected as a result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at June 30, 2002 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

         Foreign Currency Exchange Rate Risk – All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 through October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant; the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by the Company’s directors’ and officers’ insurance carriers, and the balance to be paid by the Company and shall consist of a minimum of 270,000 shares of common (assuming the trading price at the date of distribution is at least $10). Should the trading price be below $10.00, the Company will supplement the difference between the trading price and $10 with either cash or additional shares of common stock such that the total settlement amount is no less than $9.5 million. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The settlement is subject to final court approval, which is scheduled for August 30, 2002. During the three months ended June 30, 2002, the Company recorded a liability of $2.7 million representing its portion of the settlement obligation. Should the fair market value of the Company’s common stock exceed $10, the Company would recognize an additional charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. If the settlement is disapproved or terminated and the action proceeds, the Company intends to defend the action vigorously.

         In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against nominal defendant Hifn, Inc. and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained nominal defendant Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

         See our Report on Form 10-Q for the quarter ended March 31, 2002, file May 2, 2002.

Item 2. Changes in Securities

                  None.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to a Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from our Form 10 filed August 7, 1998, as amended (File No. 0-25765)).

3.2	Amended and Restated Bylaws (incorporated by reference from our Form 10 filed August 7, 1998, as amended (File No. 0-25765)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: August 8, 2002	By:	/s/ WILLIAM R. WALKER

William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)