Form 10-K
period 2002-09-30
HI/FN INC
filed 2002-12-16
CIK 1065246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

or
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

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 6, 2002 was $106,986,812 (based upon the closing price reported on the NASDAQ National Market System as of the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

      Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act).     YES ☐     NO ☑

      The number of shares outstanding of the Registrant’s Common Stock as of December 6, 2002, was 10,586,590.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant’s 2003 Annual Meeting of Shareholders to be held February 24, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends, Risks and Uncertainties within the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

      hi/fn, inc., together with its subsidiaries, (referred to as “Hifn,” “we,” “us” or “our”) is a flow classification and network security specialist company supplying most major network equipment manufacturers with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors — semiconductor devices and software — that enable secure, high-bandwidth network connectivity and efficient storage of business information. Hifn’s packet processor products perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

      Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and classes of service (“CoS”), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

General

      Stac, Inc. (“Stac”) incorporated Hifn as a wholly owned subsidiary on August 14, 1996. On November 21, 1996, Stac transferred its semiconductor business, along with the associated technology, assets and liabilities, to Hifn in exchange for 6,000,000 shares of Series A Preferred Stock and 100 shares of Company Common Stock pursuant to a Stock Purchase Agreement.

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

      The network computing market has undergone three major transitions over the past decade and it is the convergence of these transitions that contributed to the recent increase in global connectivity. The first of these transitions was the migration of corporate computing environments from centralized mainframe systems to distributed client/server environments. The ability to access and share information through client/server technology expanded the need for connectivity beyond workgroup local area networks (“LANs”) to enterprise-wide networks spanning multiple LANs and wide area networks (“WANs”). The second major transition was the widespread adoption of the Internet for business-to-business communications. Internet-based business applications have expanded beyond e-mail to a broad range of business applications and services including electronic publishing, direct to customer transactions, product marketing, advertising and customer support. The last of these transitions was the emergence of consumer-to-business or e-commerce communications. The convergence of these major transitions led to the need for secure, managed communications and the emergence of virtual private networks that use the public Internet infrastructure and associated protocols and applications to share information and services; both within the enterprise and with business partners and customers. As a result, businesses are able to share internal information and run enterprise applications across geographically dispersed facilities as well as enable customers, suppliers and other business partners to inexpensively link into their enterprise information systems. As Internet protocols and infrastructure gain increasing and widespread acceptance for global communication, new wide-area connectivity services such as database access, transaction processing services, audio and telephone services; as well as video teleconferencing services; are emerging at a rapid rate. This expansion of services and applications is further accelerating the use of networks as global communication systems. The emergence of e-business increased the challenges in enabling secure access to information and applications.

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

      The increasing demands placed on data communication security systems by the expansion of Internet services and global enterprise networking is quickly outpacing the capabilities of many traditional Internet security appliance architectures. These demands include the need to define and transparently enforce an integrated, enterprise-wide security policy that can be managed centrally and implemented on a distributed basis. An effective network security solution also needs to be open and extensible to enable it to address the rapidly changing requirements of the Internet and intranets, including the addition of new security applications, such as authentication, encryption, URL filtering, anti-virus protection, and Java and ActiveX security services and functions. This increased complexity, along with the higher demand placed by ever-increasing bandwidths and the increasing number of users has driven the creation of data communications semiconduc-

tors specifically designed for the security task. These high-performance security integrated circuits create the next generation security platform for the Internet based on a combination of protocol features, customer complex core logic and standards-based buses and interfaces. This is at the core of Hifn’s security network processor products.

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

      Hifn’s line of compression processors targeted at back-up storage applications provides storage equipment vendors high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) tape drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and Travan style of quarter-inch cartridge tape drives.

Customers and Products

      A number of leading manufacturers of network and storage equipment have designed products that incorporate our products. To date, we have secured numerous design wins with networking and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our packet processors or an evaluation board and initiated a product design that incorporates our solutions. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

      At September 30, 2002, we had a backlog of semiconductor orders representing $3.5 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2001, we had a backlog of $6.9 million. Because we quote product lead times to customers of approximately three months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

      Hifn’s products — compression processors, encryption/compression processors, public key processors and flow classification software — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance storage devices. We also offer evaluation boards to assist customers in the evaluation of our products.

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

      Network Security Products. The Hifn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman (“RSA”) public key cryptosystem as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm (“DSA”)). Hifn’s 7711, 7751 and 7811 encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. For high-performance security requirements, Hifn’s 7814, 7851 and 7854 processors are the first to incorporate the Hifn Intelligent Packet Processing (“HIPP”) architecture for complete processing from 100 to 700 megabits per second. At the multi-gigabit speed range, Hifn provides the 8154, 8065 and 8165 members of the HIPP II family of security processors. These devices provide public key acceleration for e-commerce secure-session handling as well as secure packet processing for multi-gigabit speeds. For data communication applications such as xDSL and cable modems, the Hifn 7901, 7902 and 7951 provide the industry’s first complete broadband security processors implementing support of data compression, encryption and authentication algorithms. In addition, these devices also include a public key math processor and a true hardware random number generator (“RNG”) to support the public key cryptography required for key generation, exchange and authentication.

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

Technology

      Hifn’s multi-protocol packet processors, which are high-performance compression, encryption/ compression and public key processors, and our flow classification software have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

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

      Encryption, Data Authentication and Public Key Algorithms. Hifn develops high-performance implementations of industry standard encryption algorithms (e.g., Advanced Encryption Standard (“AES”), Data Encryption Standard (“DES”), Triple-DES and Alleged RC4 (“ARC4”)) and data authentication algorithms (e.g., Message Digest 5 (“MD5”) and Secure Hash Algorithm (“SHA1”)). Coupled with our patent position in compression, we are positioned to combine compression with encryption and data authentication as specified in the most widely used network security protocols, such as IPSec and PPTP. In addition, we also implement public key cryptography algorithms which are used in a wide variety of network security protocols. Public key cryptography algorithms implemented by us include the RSA-compatible and Diffie-Hellman algorithms as well as the RSA-compatible and DSA digital signature algorithms. Our semiconductor products, including the RSA-compatible public key cryptosystem and the ARC4 symmetric key encryption algorithms, are compatible with the corresponding algorithms from RSA Data Security, Inc.

      Flow Classification and Measurement Architectures. Our acquisition of Apptitude in August 2000 extended our reach into the packet processing area. We have incorporated Apptitude’s flow classification technology into a software solution for network equipment vendors. This technology has six patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow, our flow classification technology, enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

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

Intellectual Property

      Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own 17 United States patents and seven foreign patents. We also have two pending patent applications in Japan. The issued patents and patent applications primarily cover various aspects of our compression, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2017. In addition to compression, we have six pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology.

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

      U.S. export regulations have been liberalized to allow for the export of most encryption hardware, software, and technology to foreign non-government entities after the product receives a one-time technical review from the Commerce Department. The technical review process generally takes 30 days from the date the government logs the application into its computer system. In addition, the U.S. government allows U.S. exporters to immediately ship products to both government and non-government end-users in the European Union (“EU”) and eight other friendly countries (“EU + 8”) immediately upon submission of the required technical review paperwork. If exports to government end-users are required to countries outside of the EU + 8 group, an individual export license is required from the Department of Commerce. As a result of the liberalizations, our network equipment customers may be able to effectively compete with EU competitors. However, foreign competitors facing less stringent controls and who may have effectively established markets for their products prior to the relaxation of U.S. export restrictions may be able to compete more effectively than our network equipment customers in the global market. Furthermore, U.S. regulations are constantly changing and we cannot assure that the liberalizing trends will continue, that the list of products and countries for which export approval is required, or the regulatory policies with respect thereto, will not be revised from time to time, or that laws limiting the domestic use of encryption will not be enacted. The sale of our packet processors could be hindered or harmed by the failure of our network equipment customers to obtain the required technical reviews or by the costs of compliance. See “Sales, Marketing & Technical Support.”

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

      Our products compete with products from companies such as Safenet, Inc., International Business Machines (“IBM”), Broadcom Corporation, Motorola, Inc. and Philips Corporation. In 1994, Stac entered into two license agreements with IBM where Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. Stac’s license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/ compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. We believe that the liberalization of U.S. export regulations will enable us and our network equipment customers to obtain comparable footing with our European competitors. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general purpose microprocessors and other devices which attempt to perform all or a portion of the functions performed by our products.

      Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. In particular, companies such as Intel Corporation, Agere Systems, Motorola, National Semiconductor Corporation and Texas Instruments Incorporated have proprietary semiconductor manufacturing ability, preferred vendor status with many of our customers, extensive marketing power and name recognition, greater financial resources than us and other significant advantages over us. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure that we will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

      We believe that important competitive factors in our markets are price-performance characteristics, rapid technological change, the continued emergence of new industry standards, length of development cycles, design wins with major network and storage equipment vendors, support for new network and storage standards, features and functionality, adaptability of products to specific applications, reliability, technical service and support and protection of products by effective utilization of intellectual property laws. Our failure to successfully develop products that compete successfully with those of other suppliers in the market would harm our business, financial condition and results of operations. In addition, we must compete for the services of qualified distributors and sales representatives. To the extent that our competitors offer such distributors or sales representatives more favorable terms on a higher volume of business, such distributors or sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Markets Are Highly Competitive.”

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

      As of September 30, 2002, our research and development staff consisted of 76 employees. Our research and development expenditures were $18.2 million in the fiscal year ended September 30, 2002, $18.6 million in the fiscal year ended September 30, 2001 and $14.6 million in the fiscal year ended September 30, 2000, representing 84%, 43% and 33% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs as well as amortization of deferred stock compensation related to the acquisition of Apptitude. We perform our research and product development activities at our facilities in Los Gatos, California and Carlsbad, California.

      The acquisition of Apptitude in August 2000 further strengthened our development efforts, adding to our pool of software expertise and intellectual properties. Furthermore, we were able to expand our product base to include acceleration for firewall applications, bandwith management, load balancing, QoS and CoS. Also in August 2000, we purchased unique patented traffic flow control technology to further enhance the bandwith management features of Apptitude’s technology.

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

      We cannot assure that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

Sales, Marketing & Technical Support

      We market our products through a direct sales and marketing organization, headquartered in Los Gatos, California, with sales offices in Massachusetts, Colorado and North Carolina as well as in the United Kingdom and the Netherlands. We also market our products through independent contract sales representatives in the United States, Europe, Japan and other areas. Furthermore, we retain account managers to focus on individual customer relationships. Our customers in foreign countries are serviced through international distributors. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for our products. Our relationships with some of our sales representatives have been established within the last two years, and we are unable to predict the extent to which some of these representatives will be successful in marketing and selling our products.

      Revenues from Quantum, through its manufacturing subcontractor, represented 35%, 36% and 36% of our net revenues for fiscal years ended September 30, 2002, 2001 and 2000, respectively. Revenues from Benchmark represented 11% of our net revenues for fiscal year ended September 30, 2002 and revenues from Lucent, through its manufacturing subcontractors, represented 17% and 35% of our net revenues for fiscal years ended September 30, 2001 and 2000, respectively. Our customers are not subject to any binding obligation to order from us. If our sales to Quantum or Benchmark decline, our business, financial condition and results of operations could suffer. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon A Small Number Of Customers.”

      Sales to U. S. customers account for the substantial majority of our revenues. Due to the export controls imposed by the U. S. government until recently on encryption products, our shipments to international customers have been limited to compression processors and compression software. The recent relaxation of controls has opened new opportunities for our products’ sales around the world. In early 2000, we entered into a distribution agreement with a worldwide electronics distribution company which we believe provides us with the ability to respond to significant pent-up demand for network security products around the world. We continue to actively work with our network equipment customers and the U.S. government to comply with U.S. export controls to facilitate the export of our customers’ products which incorporate our encryption products. We cannot assure that we will be successful in these efforts and that competitors outside of the U.S. will not develop encryption products to meet the needs of our customers, thereby reducing the opportunity for us to sell our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Products Are Subject To Export Restrictions.”

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

      Technical support to customers is provided through field applications engineers and, if necessary, applications engineers and product designers. Local field support is provided in person or by telephone. We believe that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the market and is critical to shortening the time required to design in our products. We work with our customers to monitor the performance of our product designs and to provide support at each stage of customer product development.

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

      We subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation and OKI Semiconductor. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by us. None of our products are currently manufactured by more than one supplier. However, we expect that in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

      At any given time, we use mainstream processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach allows us to focus on providing differentiated functionality, the primary value-add in our products. Our current main products are manufactured using ..6, .4, .3, .25 and .18 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the .13 micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

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

      We must place orders approximately 20 to 23 weeks in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. Our inability to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce our product revenue or increase our cost of revenue and could harm our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon Independent Manufacturers And Limited Sources Of Supply.”

Employees

      As of September 30, 2002, Hifn employed a total of 132 full-time employees. Of the total number of employees, 76 were employed in research and development, 31 in sales and marketing, seven in operations and 18 in finance and administration. In connection with the asset acquisition completed in September 2002, we employed 15 engineers that joined Hifn on October 1, 2002. On October 16, 2002, the Company effected a reduction-in-force, reducing the total number of employees to 120. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.

      Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing, sales and management personnel. The competition for such personnel is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon Key Personnel.”

Item 2.     Properties

      Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 34,500 and 11,500 square feet of space in Los Gatos, California, under leases that expire in September 2005 and December 2007, respectively. We also lease other facilities; including 15,700 square feet of space for our design and operations center in Carlsbad, California, under leases that expire at various dates through December 2004, and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts as well as in Monument, Colorado. Additionally, we have international field offices in the United Kingdom and the Netherlands.

      In connection with the asset acquisition completed in September 2002, we also added 3,600 square feet of design center space in Framingham, Massachusetts.

Item 3.     Legal Proceedings

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a Memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by Hifn’s insurance carriers, and the balance in Hifn common stock with a minimum of 270,000 shares to be issued. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice on September 4, 2002. In accordance with the settlement, Hifn will issue at least 270,000 shares of Hifn common stock, supplementing the allotment with cash or additional shares of common stock to compensate for shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, Hifn would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized.

      In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE AND OTHER OFFICERS OF HIFN

      The following table sets forth certain information concerning the executive and other officers of the Company as of September 30, 2002:

Name	Age	Position

Christopher G. Kenber	58	Chairman, President and Chief Executive Officer
William R. Walker	61	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	39	Vice President and Chief Technical Officer
Douglas J. Felder	61	Vice President of Business Development
Douglas K. Makishima	35	Vice President of Marketing
John E. Metzger	44	Vice President of Engineering
Thomas A. Moore	45	Vice President of Sales
Douglas L. Whiting, Ph.D.	46	Chief Scientist and Director

      Christopher G. Kenber has served as Hifn’s President, Chief Executive Officer and a director since August 2000 and as Chairman of the Board of Directors since October 2001. He joined Hifn from Apptitude, Inc. where he was President and Chief Executive Officer since 1998. Mr. Kenber has held a number of CEO positions with companies in the high-technology area as well as consulting to several venture capital funds. Prior to his tenure with Apptitude, he was the Chief Executive Officer of Aonix, Inc., a developer of object-oriented software tools. Previously, Mr. Kenber was Executive Vice President of Ingres Corporation, and a Senior Vice President at MICOM Systems. Mr. Kenber spent 17 years at IBM Corporation, where he held multiple sales and marketing positions. Mr. Kenber has a degree in Psychology and Philosophy from Oxford University.

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

      Russell S. Dietz has served as Vice President and Chief Technology Officer of Hifn since August 2000. Mr. Dietz is the primary architect of the MeterFlow and MeterWorks technology. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force (IETF) and is the technical working chair for the Network Processing Forum.

      Douglas J. Felder has served as Vice President of Sales of Hifn since August 2000. Mr. Felder was previously Vice President of Business Development at Apptitude, Inc. From 1994 to 1997, Mr. Felder was Vice President of Business Development at NetLabs, a provider of network management software, and then at Seagate Software after NetLabs was acquired by Seagate Technology. Mr. Felder also held Vice President positions in sales and marketing at Chi Systems, a software consulting group, and Zitel Corporation, which purchased Intel’s Memory Systems Division. For the seven years prior, Mr. Felder was President and owner of Data Communications and Systems Group, a distributor of data communications equipment. Mr. Felder received his B.S. in Business Administration from San Jose State University.

      Douglas K. Makishima, Vice President of Marketing of Hifn since July 2001, has over 15 years of experience in the networking, communications and PC industries. From 1999 to 2001, Mr. Makishima was Vice President of Marketing and Sales for ParkerVision, a wireless communications integrated circuit (“IC”) company. From 1990 through 1999, he held senior management positions with Nortel Networks, Bay Networks, AMD and Adaptec, where he managed the marketing and development of advanced networking and storage products. During his engineering career, Mr. Makishima developed patented storage IC technology. Mr. Makishima has actively participated on several IEEE and ANSI committees focused on networking, communications and storage standards. He is currently a voting member of the IEEE 802.11 Wireless Networking standards committee. He holds a B.S. in Electrical Engineering from the University of California, and an M.B.A. from Santa Clara University.

      John E. Metzger has served as Vice President of Engineering of Hifn since August 2000. Prior to joining Hifn, Mr. Metzger was Vice President of Engineering of Apptitude, Inc. Mr. Metzger was the co-founder, Vice President and Chief Technical Officer of Software Decisions, Inc., which was purchased by Ungermann-Bass (“UB”) in 1985. After seven years with UB, he successfully contributed to the restart of Network Computing, Inc., as Vice President of Development, which was acquired by Seagate Software in 1995. He brings in-depth knowledge of product architecture, development, integration and strategic direction. Mr. Metzger holds a B.S. in Computer and Communication Science from the University of Michigan.

      Thomas A. Moore, Vice President of Sales of Hifn since January 2002, has over 20 years of executive sales management, business development and general management experience. Prior to joining Hifn, Mr. Moore was President and CEO of Pixami, an Internet infrastructure technology provider. For the five years prior to Pixami, he served as President of Image Software, a private software licensing and technology company. During the proceeding 15 years, Mr. Moore successfully managed direct and indirect sales organizations for Xerox, DEST and Exxon. He brings with him extensive experience in direct and indirect sales channel management. Mr. Moore received his B.A. in Economics from the University of California, Los Angeles.

      Douglas L. Whiting, Ph.D., Chief Scientist, previously served as Chief Technology Officer of Hifn through August 2000. Dr. Whiting has been a director of Hifn since November 1996 and served as Chairman of the Board of Directors from August 2000 through October 2001. He also has served as Vice President of

Technology of Stac from 1985 to 1998 and has served as a director of Stac since 1983. He was President of Stac from 1984 to 1986. Dr. Whiting received his Ph.D. in Computer Science from the California Institute of Technology.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Hifn’s Common Stock is traded on the Nasdaq National Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported closing bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low

Fiscal Year Ended September 30, 2002:
Fourth Quarter	$7.70	$4.10
Third Quarter	13.72	5.46
Second Quarter	20.50	10.20
First Quarter	19.30	9.52
Fiscal Year Ended September 30, 2001:
Fourth Quarter	$15.40	$7.90
Third Quarter	20.43	12.00
Second Quarter	37.75	12.50
First Quarter	68.44	22.94

      On December 6, 2002, the reported last sale price of Common Stock on the Nasdaq National Market was $6.61 per share and there were approximately 329 holders of record of our Common Stock.

Dividend Policy

      We have never declared or paid any dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business and do not expect to pay any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,

	2002	2001	2000(1)	1999(2)	1998(3)

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$21,791	$43,004	$44,838	$42,351	$21,533
Costs and operating expenses:
Cost of revenues	6,413	13,828	10,004	10,498	6,525
Research and development	18,221	18,569	14,577	8,022	5,346
Sales and marketing	8,445	9,462	8,172	5,963	3,370
General and administrative	12,309	7,705	5,147	2,993	2,407
Amortization of intangibles and goodwill	10,480	11,093	1,619	113	57
Impairment of intangibles and goodwill	27,366	—	—	—	—
Purchased in-process research & development	1,137	—	4,085	—	—

Income (loss) from operations	(62,580)	(17,653)	1,234	14,762	3,828
Interest income (expense), net	1,067	2,700	4,211	1,720	17
Other income (expense), net	(72)	(64)	(66)	(14)	—
Provision for (benefit from) income taxes	6,014	(1,660)	4,381	6,587	1,627

Net income (loss)	$(67,599)	$(13,357)	$998	$9,881	$2,218

Net income (loss) per share, basic	$(6.49)	$(1.32)	$0.11	$1.22	$0.35
Net income (loss) per share, diluted	$(6.49)	$(1.32)	$0.10	$1.06	$0.33
Weighted average shares outstanding, basic	10,417	10,141	9,017	8,115	6,308
Weighted average shares outstanding, diluted	10,417	10,141	10,055	9,295	6,800

	September 30,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$54,666	$64,751	$64,815	$70,086	$4,084
Total assets	72,279	126,810	131,479	83,530	16,611
Working capital	44,798	70,297	66,498	73,153	4,723
Total debt	—	—	27	—	—
Total stockholders’ equity	56,656	119,835	124,191	76,049	6,952

(1)	In August 2000, we completed our acquisition of Apptitude in a transaction accounted for as a purchase. The Statement of Operations for fiscal year ended September 30, 2000 include the operating results of Apptitude from the date of acquisition.

(2)	On March 31, 1999, we issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses. On April 19, 1999 our underwriters exercised their option to purchase an additional 300,000 shares of our common stock, which yielded an additional $9.3 million in proceeds to us.

(3)	We operated as a division of Stac until September 30, 1996 and as a subsidiary of Stac until December 16, 1998. Accordingly, our selected financial data as of and for the fiscal year ended September 30, 1998 has been derived from audited financial statements not included herein. The financial information may not reflect our future performance or our future financial position or results of operations, nor does it provide or reflect data as if we had actually operated as a separate, stand-alone entity during all of the periods covered.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled “Trends, Risks and Uncertainties” and appearing elsewhere in this report.

Overview

      hi/fn, inc., together with its subsidiaries (referred to as “Hifn,” “we,” “us” or “our”), is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. We design, develop and market high-performance, multi-protocol packet processors — semiconductor devices and software — designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/ compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

      Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and classes of service (“CoS”), which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners.

      Revenues from one customer, through its manufacturing subcontractor, represented 35%, 36% and 36% of our net revenues for fiscal years ended September 30, 2002, 2001 and 2000, respectively. Revenues from a second customer represented 11% of our net revenues for fiscal year ended September 30, 2002 and revenues from a third customer, through its manufacturing subcontractors, represented 17% and 35% of our net revenues for fiscal years ended September 30, 2001 and 2000, respectively.

      In September 2002, Hifn acquired certain assets and intellectual property for cash consideration of approximately $2.2 million, including acquisition related costs. Assets acquired include fixed assets, core technology and workforce comprising of 15 engineers that joined us on October 1, 2002. Additionally, we acquired in-process research and development costs of approximately $1.1 million, which were expensed at the time of the acquisition.

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

      During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, we significantly lowered our estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Accordingly, we estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. We recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their fair value. The remaining carrying value of goodwill at September 30, 2002 was approximately $1.0 million. We will adopt Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” during the first quarter of fiscal 2003, which will effectively replace SFAS 121. In accordance with SFAS 142, the remaining carrying value of goodwill will not be amortized, but will be subject to annual impairment testing.

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

Critical Accounting Policies

      The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers comprise primarily of original equipment manufacturers (“OEMs”) and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

      Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are estimated based on historical experience and are deferred until the return rights expire. We base the levels of returns on historical experience. To the extent we experience increased levels of returns, revenue will decrease resulting in decreased gross profit.

      We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of September 30, 2002 was $2.8 million and included approximately $251,000 in exchange rights for unsold licenses.

      Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of September 30, 2002, inventories of $3.5 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

      We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

      Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of goodwill, other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the fourth quarter of fiscal 2002, we concluded that impairment indicators existed and that goodwill was impaired and as a result, we recorded an impairment charge of $27.4 million. The impairment charge was based on the present value of management estimates of future cash flows. Changes in these estimates could have a material impact on the impairment charge and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

      In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but instead will be subject to annual impairment tests. We will adopt SFAS No. 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Certain existing recognized intangibles will be reclassified as goodwill. Goodwill amortization expense aggregated $8.6 million during fiscal 2002. After the impairment described above, the net book value of goodwill was approximately $1.0 million at September 30, 2002. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

      Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During fiscal 2002, we recorded a net tax expense of $6.0 million to establish a valuation allowance against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. We recorded a full valuation allowance against deferred tax assets as of September 30, 2002. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

      As of September 30, 2002, in relation to the class action suit against us, the court preliminarily approved a settlement of all claims and we recognized approximately $2.7 million in accrued litigation settlement charges, which represent the uninsured portion of the settlement amount. In accordance with the settlement, we will issue at least 270,000 shares of our common stock, supplementing the allotment with cash or additional shares of common stock to compensate for any shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, we would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. Such an adjustment may materially affect our results of operations, financial condition and future cash flows.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,

	2002	2001	2000

Net revenues	100%	100%	100%

Costs and operating expenses:
Cost of revenues	29	32	22
Research and development	84	43	33
Sales and marketing	39	22	18
General and administrative	56	18	11
Amortization of intangibles and goodwill	48	26	4
Impairment of intangibles and goodwill	126	—	—
Purchased in-process research & development	5	—	9

Total costs and operating expenses	387	141	97

Income (loss) from operations	(287)	(41)	3
Interest and other income (expense), net	4	6	9

Income (loss) before income taxes	(283)	(35)	12
Provision for (benefit from) income taxes	27	(4)	10

Net income (loss)	(310)%	(31)%	2%

Years Ended September 30, 2002, 2001 and 2000

      Net Revenues. Net revenues from sales of semiconductor processors and licenses of software libraries decreased 49% in fiscal 2002 to $21.8 million compared to $43.0 million in fiscal 2001. The decrease in net revenues in fiscal 2002 from fiscal 2001 was due to a decrease in sales of our data compression and encryption processors to network equipment manufacturers of $19.4 million as well as a decrease in license and software revenues of $1.8 million. Net revenues from sales of semiconductor processors and licenses of software libraries decreased 4% in fiscal 2001 to $43.0 million compared to $44.8 million in fiscal 2000 due to a decrease in sales of our data compression and encryption processors to network equipment manufacturers of $3.7 million partially offset by an increase of $1.9 million in license and software revenues. Semiconductor sales to Quantum, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 35%, 36% and 36% of revenue in each of fiscal 2002, 2001 and 2000, respectively. Semiconductor sales to Benchmark, an original equipment manufacturer of tape storage devices, comprised 11% of revenue in fiscal 2002. Semiconductor sales to Lucent, an original equipment manufacturer of networking equipment, through its manufacturing subcontractors, comprised 17% and 35% of revenue in fiscal 2001 and 2000, respectively.

      Cost of Revenues. Cost of revenues consists primarily of semiconductor processors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues was 29% in fiscal 2002 as compared to 32% in fiscal 2001. Cost of revenues in fiscal 2001 included a $3.4 million charge for excess inventory that resulted from a decrease in semiconductor processor demand below our previous expectations. Exclusive of the inventory charge, cost of revenues in fiscal 2001 was 24% of net revenues. During fiscal 2002, we recovered $710,000 of prior excess inventory charges as a result of the sale of previously identified excess inventories. Cost of revenues, as a percentage of net revenues, increased to 29% in fiscal 2002, including the benefit from the recovery of excess inventory charge, from 24% in fiscal 2001, excluding the excess inventory charge, as a result of a shift in the revenue mix with higher processor revenues and lower software and license revenues. Cost of revenues as a percentage of net revenues increased to 32% for fiscal 2001 from 22% for fiscal 2000. Exclusive of the excess inventory charge, cost of revenues as a percentage of net revenues remained relatively the same at 24% for fiscal 2001 as compared to 22% in fiscal 2000.

      Research and Development. Research and development expenses were $18.2 million, or 84% of net revenues, in fiscal 2002, $18.6 million, or 43% of net revenues, in fiscal 2001 and $14.6 million, or 33% of net revenues, in fiscal 2000. Research and development expenses decreased slightly in fiscal 2002 from fiscal 2001 and reflects the net effect of an increase in nonrecurring engineering charges of $614,000 and purchase of engineering development tools for new product development of $331,000 offset by a reduction in outside service costs for contractors previously used to develop new products of $855,000 and a reduction in compensation and benefits of $579,000 generally as a result of the suspension of bonus and profit sharing programs in fiscal 2002.

      Research and development expenses increased 27% in fiscal 2001 as compared to fiscal 2000. The increase in research and development costs was due to increases in salaries and benefits of $1.6 million, building expenses of $841,000 and depreciation costs of $340,000 mainly due to the addition of 16 research and development personnel related to the acquisition of Apptitude in August 2000 as well as an increase in nonrecurring engineering charges of $650,000, offset by a reduction in outside services costs of $1.1 million for contractors previously used to develop new products.

      Research and development expense also includes amortization of deferred stock compensation related to the acquisition of Apptitude of $2.0 million in fiscal 2002, which includes $1.3 million in deferred compensation amortization related to the voluntary stock option exchange, and $1.8 million and $265,000 in fiscal 2001 and 2000, respectively. We expect our investments in research and development to continue to increase in coming periods on an absolute basis, excluding the effect of deferred compensation amortization charges, as we continue to develop products targeted at meeting market needs. We currently have seven products in development with anticipated production dates ranging from December 2002 through early 2004. However, we cannot assure that product development programs invested in by us will be successful or that products resulting from such programs will achieve market acceptance.

      Sales and Marketing. Sales and marketing expenses were $8.4 million, or 39% of net revenues, in fiscal 2002, $9.5 million, or 22% of net revenues, in fiscal 2001 and $8.2 million, or 18% of net revenues, in fiscal 2000. The decrease in sales and marketing expenses in fiscal 2002 from fiscal 2001 reflects the net effect of a decrease in outside services and advertising costs of $769,000, a decrease in tradeshow and conference expenses of $184,000 and a decrease in rep commissions of $460,000 due to lower revenue levels. This was offset by an increase in salaries and wages expense of $402,000 as a result of an average increase in headcount of two employees and a net increase in deferred compensation expense of $90,000, inclusive of $329,000 in deferred compensation amortization related to the voluntary stock option exchange. The increase in sales and marketing expenses in fiscal 2001 from fiscal 2000 was primarily due to an increase is salaries and benefits of $522,000 due to an average increase in headcount of four employees, increased deferred compensation expense of $303,000 and increased outside services to support sales and marketing efforts of $289,000.

      General and Administrative. General and administrative expenses were $12.3 million, or 56% of net revenues, in fiscal 2002, $7.7 million, or 18% of net revenues, in fiscal 2001 and $5.1 million, or 11% of net revenues, in fiscal 2000. The increase in general and administrative expenses in fiscal 2002 as compared to fiscal 2001 primarily reflects a net charge related to vacant facility lease obligations of $3.7 million, an accrued shareholder litigation settlement charge of $2.7 million, as well as increased legal expenses of $328,000 offset by a decrease in the amortization of deferred compensation expense of $1.3 million.

      The increase in general and administrative expenses in fiscal 2001 from fiscal 2000 is mainly due to higher salaries and benefits as a result of increased office administration and depreciation costs of $466,000 coupled with an increase in amortization for deferred compensation expense of $1.8 million offset by a reduction in salaries and wages expense of $384,000 and in outside consulting fees of $250,000.

      Amortization of deferred stock compensation related to the acquisition of Apptitude were $420,000 for fiscal 2002, inclusive of $70,000 in amortization related to the voluntary stock option exchange, $1.8 million and $503,000 for fiscal 2001 and 2000, respectively. Legal costs for the fiscal years ended 2002, 2001 and 2000 were $689,000, $342,000 and $476,000, respectively.

      Amortization of Intangibles and Goodwill. Amortization of intangibles and goodwill of $10.5 million, or 48% of net revenues, in fiscal 2002, $11.1 million, or 26% of net revenues, in fiscal 2001 and $1.6 million, or 4% of revenues, in fiscal 2000 related to the acquisition of Apptitude in August 2000 as well as acquisition of other intellectual property. Goodwill amortization expense related to the Apptitude acquisition aggregated $8.6 million, $9.4 million and $1.3 million in fiscal years 2002, 2001 and 2000, respectively. However, as a result of scheduled adoption of SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements), we will cease amortization of goodwill beginning October 1, 2002.

      Impairment of Intangible and Other Assets. During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the Apptitude technology had shifted, resulting in a significant reduction in expected revenues. As a result of our evaluation of the carrying value of long-lived assets, we recorded an impairment charge of $27.4 million as a write-down of goodwill and developed technology. The remaining carrying value of goodwill at September 30, 2002 was approximately $1.0 million, which balance will not be amortized but will be subject to impairment testing in accordance with SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements).

      Purchased In-Process Research and Development. Purchased in-process research and development (“IPR&D”) in fiscal 2002 related to the purchase of intellectual property for processing of IPsec packets using a combination of hardware, firmware and software was $1.1 million or 5% of net revenues. IPR&D related to the acquisition of Apptitude in August 2000 was $4.1 million or 9% of net revenues. Purchased IPR&D related to the value assigned to products which had not reached technological feasibility at the time of purchase or acquisition.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net, for fiscal 2002 were 995,000, or 4% of net revenues, $2.6 million, or 6% of net revenues, for fiscal 2001 and $4.1 million, or 9% of net revenues, for fiscal 2000. The continuing decrease in net interest income was primarily a result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during fiscal 2002 and 2001 as compared to fiscal 2000 as well as an overall decrease in interest rates.

      Income Taxes. The effective tax rates for fiscal 2002, 2001 and 2000 were (10)%, 11% and 81%, respectively. As a result of our continuing losses over a longer period than previously expected, we recorded a valuation allowance of $9.8 million during the third quarter of fiscal 2002 to reduce the carrying value of our deferred tax assets. We considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. We recorded a benefit from income taxes of $1.7 million in fiscal 2001 and an income tax provision of $4.4 million in fiscal 2000. The resulting effective tax rates are primarily the result of the non-deductibility of certain acquisition-related costs consisting mainly of the amortization of intangibles and goodwill. The effective tax rate for fiscal 2001 of 11% is below the combined statutory tax rate of 40% due primarily to the fact that there is no tax benefit from the accounting amortization of intangible assets and stock-based compensation.

Liquidity and Capital Resources

      Operating Activities. In fiscal 2002, cash used in operating activities of approximately $5.9 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles and goodwill of $27.4 million, amortization of intangibles and goodwill and of deferred stock compensation of $13.8 million, depreciation and amortization costs of $1.9 million, in-process research and development charge of $1.1 million and a decrease in deferred income taxes of $5.7 million as well as a decrease in accounts receivable of $1.5 million, an increase in inventory and prepaids and other current assets of $1.8 million, a decrease in accounts payable and accrued expenses and other current liabilities of $8.7 million. These adjustments were offset by increases in other assets of $200,000.

      In fiscal 2001, we generated cash from operating activities of approximately $1.3 million comprised of net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $15.0 million, depreciation and amortization costs of $1.7 million and an increase in deferred income taxes of $362,000 as well as a decrease in accounts receivable of $2.1 million and an increase in accrued expenses and other current liabilities of $122,000. These adjustments were offset mainly by increases in prepaid expenses and other current assets of $2.4 million, other assets of $1.3 million, inventory of $330,000 and a decrease in accounts payable of $410,000.

      In fiscal 2000, we generated cash from operating activities of approximately $14.9 million comprised of net income as adjusted for non-cash items including purchased in-process research and development of $4.1 million, amortization of intangibles and deferred stock compensation of $3.0 million, deferred income taxes of $7.1 million and depreciation and amortization costs of $1.1 million as well as a decrease in accounts receivable of $1.3 million. These adjustments were offset mainly by decreases in income taxes payable of $1.3 million and in accrued expenses and other liabilities of $1.7 million.

      Investing Activities. Cash provided by investing activities in fiscal 2002 was $3.4 million, resulting from the net sales of short-term investments of $8.5 million, the acquisition of $4.8 million in intellectual property and $336,000 in property and equipment. Cash used in investing activities in fiscal 2001 was $7.5 million, resulting from the purchase of short-term investments of $5.0 million and the acquisition of $2.5 million in property and equipment. Cash used in investing activities in fiscal 2000 was $27.5 million, consisting primarily of the acquisition of Apptitude and the purchase of intellectual property aggregating $20.5 million, the purchase of short-term investments of $5.1 million and the acquisition of $1.8 million in property and equipment. Our capital expenditures in fiscal 2001 reflect costs incurred in relation to the consolidation of our northern California facilities as well as the additional facilities in Los Gatos and Carlsbad. We expect capital expenditures in the foreseeable future to approximate those levels as in fiscal 2002.

      Financing Activities. Cash provided by financing activities in fiscal 2002, 2001 and 2000 of $916,000, $1.2 million and $2.1 million, respectively, reflect proceeds from the issuance of common stock for stock option exercises and stock purchase plan purchases slightly offset by payments on debt obligations.

      We have no long-term liabilities. Our long-term contractual obligations for operating leases are as follows (in thousands):

Fiscal year ending September 30,
2003	$3,170
2004	2,794
2005	2,192
2006	871
Thereafter	1,134

Total minimum lease payments	$10,161

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

      We require funds to finance our working capital, including accounts receivable and manufactured inventory, and to finance investments in property and equipment. Our need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us.

Trends, Risks and Uncertainties

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

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired Our Financial Condition and Results of Operations May Suffer.

      During fiscal 2002, we performed an impairment analysis of goodwill and long-lived assets and determined that impairment had been realized on goodwill and certain developed technology, resulting in recognition of an impairment charge of $27.4 million. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if as a result of this analysis we determine that there has been an impairment of our goodwill and other long-lived assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of September 30, 2002.

     We Depend Upon A Small Number Of Customers.

      Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 35%, 36% and 36%, respectively, of our net revenues in fiscal 2002, 2001 and 2000. Benchmark accounted for approximately 11% of our net revenues in fiscal 2002. Lucent, through its manufacturing subcontractors, accounted for approximately 17% and 35% of our net revenues during fiscal 2001 and 2000, respectively. Neither Quantum nor Benchmark are under any binding obligation to order from us. If our sales to Quantum or Benchmark decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and an annual basis.

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

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network Market.

      We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. This market, which continues to evolve, may not grow and if it does continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network market will depend upon, among other things, the following:

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

      In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. We may experience substantial difficulty in introducing new products and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/ compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/ compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

     Our Markets Are Highly Competitive.

      We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., SafeNet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Royal Philips Electronics. In 1994, Stac entered into two license agreements with IBM in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

      Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments Incorporated have a significant advantage over us given their relationships with many of our customers, their extensive marketing power and name recognition and their much greater financial resources. In addition, current and potential competitors may decide to consolidate, lower the prices of their products or to bundle their products with other products. Any of the above would significantly and negatively impact our ability to compete and obtain or maintain market share. If we are unable to successfully compete against our competitors, our business, results of operations and financial condition will suffer.

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

     Our Success Depends Upon Protecting Our Intellectual Property.

      Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, maskwork and copyright law to protect our intellectual property. We own 17 United States patents and seven foreign patents. We also have two pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2017. In addition to compression, we have six pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

     We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

      We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation and OKI Semiconductor. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

      We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to other products while reducing deliveries to us on short notice. In the past, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer that caused a 3-month delay in shipments to customers. We have also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

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

      Both Toshiba Corporation and OKI Semiconductor manufacture products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 20 to 23 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

     We Face Order And Shipment Uncertainties.

      We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which could harm our profit margins and restrict our ability to fund our operations. During fiscal 2002, we recorded an excess inventory reserve of $3.4 million as a result of a significant decrease in forecasted demand for our products. We recognize revenue upon shipment of products to our customers, net of an allowance for estimated returns. An unanticipated level of returns could harm our business, financial condition and results of operations.

     We Depend Upon Key Personnel.

      Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. Several members of our management team have joined us in the last 24 months. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel has, in the past, been intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

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

 We Face Risks Associated With Our International Business Activities.

      We sell most of our products to customers in the United States. If our international sales increase, particularly in light of decreased export restrictions, we may encounter risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

•	The imposition of governmental controls;

•	Export license/ technical review requirements;

•	Restrictions on the export of technology;

•	Currency exchange fluctuations;

•	Political instability;

•	Financial and stock market dislocations;

•	Military and related activities;

•	Trade restrictions; and

•	Changes in tariffs.

      Demand for our products also could be harmed by seasonality of international sales and economic conditions in our primary overseas markets. These international factors could harm future sales of our products to international customers and our business, financial condition and results of operations in general.

 We Face Risks Associated With Acquisitions.

      We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. While we are not currently negotiating any acquisitions, we may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired operations, technologies and products, in particular, if we fail to successfully integrate the acquisition of Apptitude and the recently acquired certain other assets and intellectual property, the anticipated benefits of these transaction will not occur;

•	Diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

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

     We Are Currently Engaged in Securities Class-Action Lawsuits.

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a Memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in Hifn stock with a minimum of 270,000 shares to be issued. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice on September 4, 2002. In accordance with the settlement, we will issue at least 270,000 shares of Hifn common stock, supplementing the allotment with cash or additional shares of common stock to compensate for shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, Hifn would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized and any such additional charge may negatively affect our financial condition and results of operations.

      In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

     Recent Accounting Pronouncements

      In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the second fiscal quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe that the adoption of SFAS 145 will not have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides further guidance regarding the accounting and disclosure of long-lived assets. We do not expect the adoption of SFAS 144 on October 1, 2002 to have a material effect on our financial condition and results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 will apply to all business combinations that we enter into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time we will cease amortization of goodwill. Net of the impairment charge of $27.4 million recognized during the fourth quarter of fiscal 2002, the net book value of goodwill at September 30, 2002 was approximately $1.0 million. Goodwill amortization expense aggregated $8.6 and $9.4 million in fiscal 2002 and 2001, respectively.

      If amortization expenses related to goodwill that will no longer be amortized when FAS 142 is adopted had been excluded from operating expenses for each of fiscal years ended September 30, 2002, 2001 and 2000, earnings per share would have been as follows:

	Year Ended September 30,

	2002	2001	2000

Net income (loss):
Reported net income (loss)	$(67,599)	$(13,357)	$998
Goodwill and workforce amortization	8,897	9,724	1,333

Adjusted net income (loss)	$(58,702)	$(3,633)	$2,331

Basic income (loss) per share:
Reported net income (loss)	$(6.49)	$(1.32)	$0.11
Goodwill and workforce amortization	.85	.96	.15

Adjusted net income (loss)	$(5.64)	$(0.36)	$0.26

Diluted income (loss) per share:
Reported net income (loss)	$(6.49)	$(1.32)	$0.10
Goodwill and workforce amortization	.85	.96	.13

Adjusted net income (loss)	$(5.64)	$(0.36)	$0.23

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2002 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk

      All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars and most of our revenues are generated in the United States of America. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Accountants	35
Consolidated Balance Sheets as of September 30, 2002 and 2001	36
Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000	37
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, 2001 and 2000	38
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000	39
Notes to Consolidated Financial Statements	40-54

Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2002, 2001 and 2000	61

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of hi/fn, inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

October 21, 2002

HIFN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,060	$54,600
Short-term investments	1,606	10,151
Accounts receivable, net of allowance for doubtful accounts of $164 and $171, respectively	2,263	3,814
Inventories	704	1,685
Deferred income taxes	—	3,424
Prepaid expenses and other current assets	2,788	3,598

Total current assets	60,421	77,272
Property and equipment, net	2,580	4,111
Deferred income taxes	—	3,836
Intangible assets, net	7,567	40,049
Other assets	1,711	1,542

	$72,279	$126,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,686	$2,404
Accrued expenses and other current liabilities	11,937	4,571

Total current liabilities	15,623	6,975

Commitments and contingencies (Note 11 and Note 12)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,492,000 and 10,184,000 shares issued and outstanding	10	10
Additional paid-in capital	123,265	121,670
Deferred stock compensation	(593)	(3,418)
Retained earnings (accumulated deficit)	(66,026)	1,573

Total stockholders’ equity	56,656	119,835

	$72,279	$126,810

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,

	2002	2001	2000

Net revenues:
Processors	$17,087	$36,492	$40,235
Software licenses and other	4,704	6,512	4,603

Total net revenues	21,791	43,004	44,838

Costs and operating expenses:
Cost of revenues — processors	6,230	13,681	9,622
Cost of revenues — software licenses and other	183	147	382
Research and development	18,221	18,569	14,577
Sales and marketing	8,445	9,462	8,172
General and administrative	12,309	7,705	5,147
Amortization of intangibles and goodwill	10,480	11,093	1,619
Impairment of intangibles and goodwill	27,366	—	—
Purchased in-process research & development	1,137	—	4,085

Total costs and operating expenses	84,371	60,657	43,604

Income (loss) from operations	(62,580)	(17,653)	1,234
Interest income	1,075	2,715	4,216
Interest expense	(8)	(15)	(5)
Other expense, net	(72)	(64)	(66)

Income (loss) before income taxes	(61,585)	(15,017)	5,379
Provision for (benefit from) income taxes	6,014	(1,660)	4,381

Net income (loss)	$(67,599)	$(13,357)	$998

Net income (loss) per share:
Basic	$(6.49)	$(1.32)	$0.11

Diluted	$(6.49)	$(1.32)	$0.10

Shares used in computing net income (loss) per share:
Basic	10,417	10,141	9,017

Diluted	10,417	10,141	10,055

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Retained
	Common Stock		Deferred	Additional	Earnings	Total
			Stock	Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Capital	Deficit)	Equity

Balance at September 30, 1999	8,699	$9	$(208)	$62,316	$13,932	$76,049
Issuance of common stock upon exercise of options	315	—	—	1,611	—	1,611
Purchase of Apptitude, Inc.	972	1	—	38,328	—	38,329
Deferred stock compensation	—	—	(8,620)	8,620	—	—
Amortization of deferred stock compensation	—	—	1,368	—	—	1,368
Issuance of common stock under employee stock purchase plan	21	—	—	625	—	625
Tax benefit from employee stock plans	—	—	—	5,211	—	5,211
Net income	—	—	—	—	998	998

Balance at September 30, 2000	10,007	10	(7,460)	116,711	14,930	124,191
Issuance of common stock upon exercise of options	134	—	—	421	—	421
Amortization of deferred stock compensation	—	—	3,865	—	—	3,865
Reduction in deferred stock compensation due to terminations	—	—	177	(177)	—	—
Issuance of common stock under employee stock purchase plan	43	—	—	845	—	845
Tax benefit from employee stock plans	—	—	—	3,870	—	3,870
Net loss	—	—	—	—	(13,357)	(13,357)

Balance at September 30, 2001	10,184	10	(3,418)	121,670	1,573	119,835
Issuance of common stock upon exercise of options	88	—	—	237	—	237
Amortization of deferred stock compensation	—	—	1,079	—	—	1,079
Reduction in deferred stock compensation due to voluntary stock option exchange	—	—	1,746	—	—	1,746
Issuance of common stock for purchase of intellectual property	150	—	—	2,202	—	2,202
Issuance of common stock under employee stock purchase plan	70	—	—	705	—	705
Reversal of tax benefit from employee stock plans, net of recognized benefit	—	—	—	(1,549)	—	(1,549)
Net loss	—	—	—	—	(67,599)	(67,599)

Balance at September 30, 2002	10,492	$10	$(593)	$123,265	$(66,026)	$56,656

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(67,599)	$(13,357)	$998
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,867	1,674	1,116
Amortization of intangibles and goodwill	10,977	11,093	1,619
Impairment of intangibles and goodwill	27,366	—	—
Amortization of deferred stock compensation	1,079	3,865	1,368
Reduction in deferred stock compensation due to voluntary stock option exchange	1,746	—	—
Change in allowance for doubtful accounts	10	(198)	118
Purchased in-process research and development	1,137	—	4,085
Deferred income taxes	5,672	362	7,141
Changes in assets and liabilities:
Accounts receivable	1,541	2,132	1,301
Inventories	981	(330)	288
Prepaid expenses and other current assets	848	(2,377)	(476)
Intangibles and other assets	(198)	(1,324)	(18)
Accounts payable	1,282	(410)	352
Income taxes payable	—	—	(1,300)
Accrued expenses and other current liabilities	7,393	122	(1,666)

Net cash provided by (used in) by operating activities	(5,898)	1,252	14,926

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	8,545	(5,024)	(5,127)
Acquisition of Apptitude, net of cash and cash equivalents	—	—	(19,484)
Purchase of intellectual property	(4,767)	—	(1,049)
Purchases of property and equipment	(336)	(2,517)	(1,790)

Net cash provided by (used in) investing activities	3,442	(7,541)	(27,450)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	942	1,266	2,236
Payment on line of credit and capital lease obligations	(26)	(65)	(110)

Net cash provided by financing activities	916	1,201	2,126

Net decrease in cash and cash equivalents	(1,540)	(5,088)	(10,398)
Cash and cash equivalents at beginning of period	54,600	59,688	70,086

Cash and cash equivalents at end of period	$53,060	$54,600	$59,688

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

      On March 25, 1999, the Company completed its initial public offering when it was spun off from Stac, Inc. The initial public offering raised approximately $49.2 million, net of offering expenses, followed by an additional $9.3 million when the Company’s underwriters exercised their option to purchase additional shares of the Company’s Common Stock on April 19, 1999.

      The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, Apptitude Acquisition Corporation, Hifn Limited and Hifn Netherlands B.V. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments consist of money-market funds, commercial paper and municipal bonds with maturities less than 90 days, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

      The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in municipal bonds. The carrying amount of these investments approximated fair value due to the short maturities or variable interest rates for investments with long term maturities. At September 30, 2002, all short-term investments were classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 2002 were not material.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in money market funds and commercial paper with high credit quality financial institutions.

      Substantially all of the Company’s customers are original equipment manufacturers (“OEMs”) or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2002, three customers accounted for 21%, 18% and 17%, respectively, of total accounts receivable. At September 30, 2001 one customer accounted for 75% of the total accounts receivable balance. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were not significant in fiscal 2002, 2001 and 2000.

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

Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventories in excess of expected demand is first identified. Such inventory reserves permanently reduce the cost basis of the underlying inventory. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company.

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

Goodwill and Purchased Intangible Assets

      Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally two to five years. During the year ended September 30, 2002, the Company recorded an impairment charge of $27.4 million (see Note 3).

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

      Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are estimated based on historical experience and are deferred until the return rights expire.

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

Research and Development Costs

      Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2002 or 2001.

Stock-Based Compensation

      The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” are presented in Note 7.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 8). Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realizable as a deferred tax asset. During the year ended September 30, 2002, the Company recognized a valuation allowance of $15.4 million.

Comprehensive Income

      Effective October 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any components of other comprehensive income.

Recent Accounting Pronouncements

      In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3 (“EITF No. 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the fiscal quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the financial position or results of operations of the Company.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides further guidance regarding the accounting and disclosure of long-lived assets. The Company does not expect the adoption of SFAS 144 on October 1, 2002 to have a material effect on the Company’s financial condition or results of operation.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, the Statements include provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is required to adopt these Statements for accounting for goodwill and other intangible assets beginning October 1, 2002 at which time the Company will cease amortization of goodwill. Net of the impairment charge of $27.4 million recognized during the fourth quarter of fiscal 2002, the net book value of goodwill at September 30, 2002 was approximately $1.0 million.

      If amortization expenses related to goodwill that will no longer be amortized when SFAS 142 is adopted had been excluded from operating expenses for each of fiscal years ended September 30, 2002, 2001 and 2000, earnings per share would have been as follows:

	Year Ended September 30,

	2002	2001	2000

Net income (loss):
Reported net income (loss)	$(67,599)	$(13,357)	$998
Goodwill and workforce amortization	8,897	9,724	1,333

Adjusted net income (loss)	$(58,702)	$(3,633)	$2,331

Basic income (loss) per share:
Reported net income (loss)	$(6.49)	$(1.32)	$0.11
Goodwill and workforce amortization	.85	.96	.15

Adjusted net income (loss)	$(5.64)	$(0.36)	$0.26

Diluted income (loss) per share:
Reported net income (loss)	$(6.49)	$(1.32)	$0.10
Goodwill and workforce amortization	.85	.96	.13

Adjusted net income (loss)	$(5.64)	$(0.36)	$0.23

Note 3 — Acquisitions

Business Acquisition

      In August 2000, the Company acquired all the outstanding stock of Apptitude, Inc. (“Apptitude”), a software development company, for $20 million in cash and 1.2 million shares of the Company’s Common Stock in a transaction accounted for under the purchase method. All outstanding options of Apptitude were also assumed by the Company. The results of operations of Apptitude have been included in the consolidated statement of operations of the Company from the date of acquisition. The purchase price of the acquisition of $58.5 million, which included $127,000 in estimated acquisition related costs. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value and an independent appraisal for all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price was as follows (in thousands):

Property and equipment	$205
Current and other assets	1,081
Deferred tax asset	3,905
Liabilities assumed	(2,404)
Goodwill	47,121
Purchased in-process research and development	4,085
Acquired developed and core technology, workforce and patents	4,462

$58,455

      The goodwill, acquired developed and core technology, workforce and patents were recorded on the balance sheet as intangibles and other assets and amortized on a straight-line basis over periods ranging from two to five years.

      The Company also provided for the issuance of 456,612 additional shares of its Common Stock relating to stock options granted to Apptitude employees for retention purposes. Deferred stock compensation of

$8.3 million related to options assumed by the Company was recognized during the fourth quarter of fiscal 2000 and is amortizable over a period of six months to four years.

      The following table represents unaudited proforma information assuming that the acquisition took place at the beginning of the periods presented (in thousands, except per share data):

Twelve Months Ended
September 30, 2000

(unaudited)
Net sales	$46,836
Net loss	(8,579)
Basic and diluted loss per share	$(0.95)

Asset Impairment

      During the fourth quarter of fiscal 2002, the Company determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, management significantly lowered its estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under SFAS 121. Accordingly, the Company estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. The Company recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their estimated fair value. The remaining carrying value of goodwill at September 30, 2002 was approximately $1.0 million. The Company will adopt SFAS 142 during the first quarter of fiscal 2003, which will effectively replace SFAS 121. In accordance with SFAS 142, the remaining carrying value of goodwill will no longer be amortized, but will be subject to annual impairment testing.

Asset Acquisition

      In September 2002, the Company acquired certain assets and intellectual property from a development stage company for cash consideration of $2.2 million. The Company allocated the total consideration to assets purchased and in-process research and development based upon an independent third party valuation conducted as of the date of acquisition. The amount allocated to core technology and workforce of $639,000 and $255,000, respectively, were recorded on the balance sheet as intangible assets and are amortized on a straight-line basis over a period of two and fours years, respectively. The design team of 15 engineers related to the acquired intellectual property joined the Company effective October 1, 2002. Purchased in-process research and development of $1.1 million was expensed at the time of purchase as a one-time charge because technological feasibility had not been established. Fixed asset amounted to $122,000.

Note 4 — Balance Sheet Details

	September 30,

	2002	2001

	(in thousands)
Prepaid expenses and other current assets:
Prepaid income taxes	$948	$2,420
Prepaid licenses	727	40
Prepaid maintenance	323	145
Prepaid rent	259	260
Other	531	733

	$2,788	$3,598

	September 30,

	2002	2001

	(in thousands)
Property and equipment:
Computer equipment	$5,084	$4,833
Furniture and fixtures	1,191	1,158
Leasehold improvements	1,205	1,188
Office equipment	615	580

	8,095	7,759
Less: accumulated depreciation	(5,515)	(3,648)

	$2,580	$4,111

Intangible assets:
Developed and core technology	$8,871	$3,263
Workforce	255	599
Patents	600	600
Goodwill	1,029	47,121
Purchased intellectual property	—	1,049

	10,755	52,632
Less: accumulated amortization	(3,188)	(12,583)

	$7,567	$40,049

Accrued expenses and other current liabilities:
Deferred revenue	$2,788	$2,433
Compensation and employee benefits	1,367	1,005
Accrued vacant facility lease cost	4,329	361
Accrued litigation settlement	2,700	—
Other	753	772

	$11,937	$4,571

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

      Following is a reconciliation of the calculation of basic and diluted earnings per share for the periods presented below (in thousands, except for per share amounts):

	Year Ended September 30,

	2002	2001	2000

Net income (loss)	$(67,599)	$(13,357)	$998

Shares used in computing net income (loss) per share:
Basic	10,417	10,141	9,017
Dilutive effect of stock options	—	—	1,038

Diluted	10,417	10,141	10,055

Net income (loss) per share:
Basic	$(6.49)	$(1.32)	$0.11
Diluted	$(6.49)	$(1.32)	$0.10

      Options to purchase 3,439,366 and 3,521,688 and 787,249 shares of Common Stock at weighted average exercise prices of $12.91, $26.77 and $54.32 per share were outstanding at September 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because their impact would be anti-dilutive.

Note 6 — Supplemental Cash Flow Information

	2002

		2001

	Year Ended September 30,

			2000

	)
	(in thousands
Supplemental cash flow information:
Cash paid during the year for interest	$8	$15	$5
Cash paid during the year for income taxes	888	1,424	—
Cash received during the year from refund of income taxes	863	1,375	—
Supplemental non-cash investing and financing activities:
Common stock issued upon purchase of intellectual property	2,202	—	—
Common stock issued upon acquisition of Apptitude	—	—	38,456

Note 7 — Stock Options and Employee Benefits

Employee Stock Option Plan

      The 1996 Equity Incentive Plan (the “1996 Plan”) had 4,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

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

      In February 2001, the Board of Directors of the Company adopted the 2001 NonStatutory Stock Option Plan (the “2001 Plan”) whereby 1,500,000 shares of the Company’s Common Stock were reserved for issuance pursuant to nonqualified stock options. In June 2002, the Board of Directors authorized an additional 500,000 shares for issuance under the 2001 Plan. The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company.

Voluntary Stock Option Exchange

      On November 15, 2001, the Company extended a voluntary stock option exchange offer (the “Exchange Program”) to its eligible employees whereby employees had the opportunity to cancel options granted from January 29, 1999 through January 8, 2001, with exercise prices ranging from $5.74 to $142.50, in exchange for new options to be issued on June 18, 2002. On December 17, 2001, a total of 1,278,406 shares were tendered for exchange. The Company was required to accelerate the amortization of previously recorded deferred compensation related to options cancelled and, accordingly, recognized approximately $1.7 million in deferred compensation expense during the period ended December 31, 2001. The number of shares granted in exchange for the old options was subject to the applicable exchange ratio: (i) for every old option to buy three shares of Common Stock that was granted between January 29, 1999 and January 14, 2000, a new option was granted to buy two shares of Common Stock and (ii) for every old option to buy four shares of Common Stock that was granted between January 15, 2000 and January 8, 2001, a new option was granted to buy three shares of Common Stock. Additionally, participating employees who were required to cancel all stock options granted during the six month period prior to the Exchange Program offer were entitled to receive an equal number of shares subject to the new options. On June 18, 2002, the Company granted new options to purchase 910,278 shares of the Company’s Common Stock in exchange for the options surrendered under the Exchange Program at an exercise price of $6.66, the fair market value of the Company’s common stock on the new grant date. The new options have the same vesting schedule as if the old options continued to vest through the new grant date. The voluntary stock option exchange was accounted for as a modification of stock option awards for purposes of the fair value disclosures in this footnote.

      The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

			Weighted Average
			Exercise Price (per
	Options Available	Options	share) of Options
	for Grant	Outstanding	Outstanding

Balance at September 30, 1999	679,262	1,658,394	$18.57
Additional shares authorized	425,000
Additional shares reserved	687,142		25.22
Options granted	(2,017,142)	2,017,142	36.96
Options exercised	—	(314,248)	5.12
Options cancelled	603,681	(609,536)	32.28

Balance at September 30, 2000	377,943	2,751,752	30.55
Additional shares authorized	1,975,000
Options granted	(1,583,423)	1,583,423	19.90
Options exercised	—	(134,322)	3.14
Options cancelled	664,394	(679,165)	30.74

Balance at September 30, 2001	1,433,914	3,521,688	26.77
Additional shares authorized	1,000,000
Options granted	(1,542,913)	1,542,913	8.88
Options exercised	—	(88,637)	2.68
Options cancelled	1,169,611	(1,536,598)	41.17

Balance at September 30, 2002	2,060,612	3,439,366	12.91

      The following table summarizes options outstanding at September 30, 2002 and related weighted average exercise prices and lives as follows:

				Options Vested
	Options Outstanding and Exercisable			and Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Quantity	(in years)	Exercise Price	Quantity	Exercise Price

$ 0.60-$ 5.00	466,968	5.78	$3.29	445,565	$3.24
5.09- 6.00	132,629	9.27	5.73	22,361	5.74
6.09- 6.66	929,405	7.74	6.64	522,094	6.66
7.87- 13.11	357,876	8.91	11.55	69,210	10.28
13.93- 13.94	59,000	8.77	13.93	17,540	13.93
14.69	536,301	8.42	14.69	208,165	14.69
14.72- 16.00	518,020	8.92	15.76	81,378	15.87
16.19- 42.00	357,825	7.90	27.53	190,354	29.19
42.56- 71.38	66,342	7.40	48.30	57,802	48.87
125.50	15,000	6.97	125.50	11,249	125.50

0.60- 125.50	3,439,366	7.96	12.91	1,625,718	12.39

      The weighted average fair value of options granted during 2002, 2001 and 2000 were $8.88, $17.79 and $41.17, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 2002, 2001 and 2000: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 3.77%, 4.66% and 6.27%, respectively; a weighted average expected stock award term of 4.0 years for all periods; and an expected volatility factor of 80%, 70% and 80%, respectively.

Employee Stock Purchase Plan

      In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 69,746 and 43,175 shares were issued during fiscal 2002 and 2001, respectively, at weighted average prices of $10.10 and $19.58 per share, respectively.

      The fair value of shares issued during fiscal 2002, 2001 and 2000 were $11.89, $29.58 and $16.03, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2002, 2001 and 2000: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 1.92%, 4.66% and 5.99%; weighted average expected stock award term of 0.50 years for each of the fiscal years; and an expected volatility factor of 80%, 70% and 80%.

      For the fiscal years ended September 30, 2002 and 2001, the Company received $281,000 and $3.9 million, respectively, in tax benefit from the exercise of non-qualified options, on the disposition of stock acquired with incentive stock options and through the employee stock purchase plan.

Deferred Stock Compensation

      In connection with certain employee stock option grants made during the fiscal years ended September 30, 2000 and 1999, the Company recognized deferred stock compensation of $303,000 and $239,000 (excluding the acquisition of Apptitude), respectively. Additionally, during fiscal 2000, the Company recognized deferred stock compensation of $8.3 million in connection with the acquisition of Apptitude as disclosed in Note 3. Deferred stock compensation is being amortized on the straight-line basis over the vesting period of the related options, ranging from six months to four years. Amortization of deferred stock compensation of $1.1 million and $3.9 million was recorded during the fiscal years ended September 30, 2002 and 2001, respectively. In connection with the voluntary option exchange program, the Company recognized an additional $1.7 million in deferred compensation amortization related to options cancelled under such option exchange program. Future compensation charges are subject to reduction for any employee who terminates prior to expiration of such employee’s option vesting period.

Fair Value Disclosures

      Had compensation expense for the Company’s stock-based compensation plans been determined based on the method prescribed by SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share information):

	Year Ended September 30,

	2002	2001	2000

Net income (loss):
As reported	$(67,599)	$(13,357)	$998
Pro forma	(77,098)	(23,613)	(5,915)
Net income (loss) per share:
As reported
Basic	$(6.49)	$(1.32)	$0.11
Diluted	(6.49)	(1.32)	0.10
Pro forma
Basic	(7.40)	(2.33)	(0.66)
Diluted	(7.40)	(2.33)	(0.66)

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

Note 8 — Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.

      The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Current:
Federal	$—	$1,475	$2,130
State	—	310	168
Foreign	55	63	108

	55	1,848	2,406

Deferred:
Federal	5,959	(2,393)	1,641
State	—	(1,115)	334

	5,959	(3,508)	1,975

Provision for (benefit from) income taxes	$6,014	$(1,660)	$4,381

      The components of deferred taxes are as follows (in thousands):

	September 30,

	2002	2001

Net operating loss	$8,100	$2,727
Property and equipment	448	352
Inventory valuation accounts	1,407	1,690
Accruals and reserves	3,570	1,734
Research and development credit	1,907	1,334
Amortization of intangibles and goodwill	21	(577)

	15,453	7,260
Valuation allowance	(15,453)	—

	$—	$7,260

      As of September 30, 2002, the Company had approximately $13.7 million of federal and $7.2 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $780,000 of federal and $1.7 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2004 and 2021. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

      As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Approximately $7.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders equity if the associated deferred tax assets are realized.

      A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Tax at federal statutory rate	$(20,939)	$(5,084)	$1,829
State taxes, net of federal tax benefit	—	(805)	539
Nondeductible intangible amortization and write-off	12,295	3,204	1,905
Stock compensation	960	1,310	465
Change in valuation allowance	13,629	—	—
Other	69	(285)	(357)

	$6,014	$(1,660)	$4,381

      The company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

Note 9 — Segment Reporting

      Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, replacing the “Industry Segment” approach with the “Management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors — semiconductor devices. The Company operates in one geographic area, being the U.S.

Major Customers

      Revenues from one customer, through its manufacturing subcontractor, represented 35%, 36% and 36% of the Company’s net revenues for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Revenues from another customer represented 11% of net revenues for the fiscal year ended September 30, 2002. Revenues from another customer, through its manufacturing subcontractor, represented 17% and 35% of the Company’s net revenues for fiscal years ended September 30, 2001 and 2000, respectively.

Note 10 — Severance Costs

      In September 2002, the Company announced a plan to align its costs and expenses through a reduction in workforce. The plan involved the elimination of 27 positions consisting of one operations employee, 17 research and development employees, seven sales and marketing employees and two general and administrative employees. The Company recorded an accrual for severance and employment related costs of $423,000 which is included in accrued liabilities as of September 30, 2002.

Note 11 — Commitments

Leases

      The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

Fiscal year ending September 30,
2003	$3,170
2004	2,794
2005	2,192
2006	871
Thereafter	1,134

Total minimum lease payments	$10,161

      Total rental expense under operating leases was $3.1 million, $2.9 million and $1.5 million for fiscal years ended September 30, 2002, 2001 and 2000, respectively. The Company recorded sub-lease income of $274,000 and $439,000 during fiscal years ended September 30, 2001 and 2000, respectively. The Company accrued vacant facility lease costs of $4.3 million for lease commitments of $824,000, $855,000, $850,000 and $2.0 million for 2003, 2004, 2005, 2006 and thereafter, respectively.

Note 12 — Litigation

      In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a Memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by the Company’s insurance carriers, and the balance in the Company’s Common Stock with a minimum of 270,000 shares to be issued. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice on September 4, 2002. In accordance with the settlement, the Company will issue at least 270,000 shares of its Common Stock, supplementing the allotment with cash or additional shares of Common Stock to compensate for shortfall in fair value below $2.7 million. To the extent that the trading price of the Common Stock exceeds $10.00 at the time of distribution, the Company would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of Common Stock less the $2.7 million already recognized.

      In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against the Company and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained the Company’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Note 13 — Supplementary Quarterly Financial Data

Quarterly Information (unaudited)

	Three Months Ended

	September 30	June 30	March 31	December 31

	(In thousands, except per share amounts)
Fiscal 2002:
Net revenues	$4,176	$5,485	$5,726	$6,404
Total costs and operating expenses	42,127	14,534	14,398	13,312
Net loss	(37,780)	(18,666)	(6,140)	(5,013)
Net loss per share, basic and diluted	(3.63)	(1.78)	(0.59)	(0.49)
Fiscal 2001:
Net revenues	$6,492	$6,575	$13,828	$16,109
Total costs and operating expenses	12,461	16,830	15,678	15,688
Net loss	(4,395)	(6,884)	(1,722)	(356)
Net loss per share, basic and diluted	(0.43)	(0.68)	(0.17)	(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 regarding our directors is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2002 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this report.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2002.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2002.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

1.	Financial Statements — See Item 8 above.

2.	Financial Statement Schedule — See Schedule II on page 61.

3.	Exhibits — The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 58).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

(b)	Reports on Form 8-K:

        None.

(c)	Exhibits: See Item 14(a) above.

(d)	Financial Statement Schedules Schedule II — Valuation Qualifying Accounts 61

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California.

HI/FN, INC.

/s/ CHRISTOPHER G. KENBER _______________________________________ Christopher G. Kenber Chairman, President and Chief Executive Officer

Dated: December 13, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 13, 2002.

Signature	Title

/s/ CHRISTOPHER G. KENBER (Christopher G. Kenber)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM R. WALKER (William R. Walker)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. WHITING (Douglas L. Whiting)	Chief Scientist and Director

/s/ DAVID A. NORMAN (David A. Norman)	Vice Chairman of the Board of Directors

/s/ DENNIS DECOSTE (Dennis DeCoste)	Director

/s/ TAHER ELGAMAL (Taher Elgamal)	Director

/s/ ROBERT W. JOHNSON (Robert W. Johnson)	Director

/s/ ALBERT E. SISTO (Albert E. Sisto)	Director

CERTIFICATION PURSUANT TO

SECTION 302
THE SARBANES-OXLEY ACT OF 2002

I, Christopher G. Kenber, certify that:

1.	I have reviewed this annual report on Form 10-K of Hifn, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ CHRISTOPHER G. KENBER ------------------------------------------------ Christopher G. Kenber Chairman, President and CEO

CERTIFICATION PURSUANT TO

SECTION 302
THE SARBANES-OXLEY ACT OF 2002

I, William R. Walker, certify that:

1.	I have reviewed this annual report on Form 10-K of Hifn, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ WILLIAM R. WALKER ------------------------------------------------ William R. Walker Chief Financial Officer

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2000	$251	$37	$105	$(24)	$369
Year ended September 30, 2001	369	309	—	(507)	171
Year ended September 30, 2002	171	75	—	(82)	164

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 53).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.