Form 10-Q
period 2002-12-31
HI/FN INC
filed 2003-02-05
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From to

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

Yes [X]         No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 10,591,038 at January 27, 2003.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-27
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30
Certifications		31-32
Index to Exhibits		33
	Exhibit 99.1	34
	Exhibit 99.2	35

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2002	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,032	$53,060
Short-term investments	—	1,606
Accounts receivable, net	1,934	2,263
Inventories	740	704
Prepaid expenses and other current assets	3,872	2,788

Total current assets	56,578	60,421
Property and equipment, net	2,276	2,580
Intangibles and other assets, net	8,488	9,278

	$67,342	$72,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,685	$3,686
Accrued expenses and other current liabilities	11,519	11,937

Total current liabilities	15,204	15,623

STOCKHOLDERS’ EQUITY:
Common stock	11	10
Additional paid-in capital	123,276	122,672
Accumulated deficit	(71,149)	(66,026)

Total stockholders’ equity	52,138	56,656

	$67,342	$72,279

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Net revenues	$4,415	$6,404

Costs and operating expenses:
Cost of revenues	1,434	1,657
Research and development	5,214	5,111
Sales and marketing	1,775	2,190
General and administrative	987	1,576
Amortization of intangibles and goodwill	358	2,778

Total costs and operating expenses	9,768	13,312

Loss from operations	(5,353)	(6,908)
Interest and other income, net	230	364

Loss before income taxes	(5,123)	(6,544)
Benefit from income taxes	—	(1,531)

Net loss	$(5,123)	$(5,013)

Net loss per share, basic and diluted	$(0.48)	$(0.49)

Weighted average shares outstanding, basic and diluted	10,584	10,262

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(5,123)	$(5,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	488
Amortization of intangibles and goodwill	607	2,778
Amortization of deferred stock compensation	129	410
Reversal of deferred stock compensation for canceled stock options	—	1,691
Deferred tax asset	—	281
Changes in assets and liabilities:
Accounts receivable	329	(1,136)
Inventories	(36)	358
Prepaid expenses and other current assets	(1,084)	(2,054)
Intangibles and other assets	183	(2,659)
Accounts payable	(1)	2,065
Accrued expenses and other current liabilities	(418)	(333)

Net cash used in operating activities	(5,016)	(3,124)

Cash flows from investing activities:
Sale of short-term investments	1,606	424
Purchases of property and equipment	(94)	(18)

Net cash provided by investing activities	1,512	406

Cash flows from financing activities:
Proceeds from issuance of common stock, net	476	431
Payment on capital lease obligations	—	(26)

Net cash provided by financing activities	476	405

Net decrease in cash and cash equivalents	(3,028)	(2,313)
Cash and cash equivalents at beginning of period	53,060	54,600

Cash and cash equivalents at end of period	$50,032	$52,287

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

     The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its subsidiaries, Apptitude Acquisition Corporation, Hifn Limited and Hifn Netherlands B.V. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of December 31, 2002 and its results of operations for the three months ended December 31, 2002 and 2001, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Note 2 — Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase 4,177,740 shares of common stock, or 224,698 weighted average shares, for the period ended December 31, 2002 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive. Outstanding options to purchase 3,658,088 shares of common stock, or 367,126 weighted average shares, for the period ended December 31, 2001 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Note 3 — Detailed Balance Sheet:

	December 31,	September 30,
(in thousands)	2002	2002

	(unaudited)
Accounts receivable:
Trade receivables	$2,117	$2,427
Less: allowance for doubtful accounts	(183)	(164)

	$1,934	$2,263

Note 3 — Detailed Balance Sheet (continued):

	December 31,	September 30,
(in thousands)	2002	2002

	(unaudited)
Prepaid expenses and other current assets:
Prepaid income taxes	$948	$948
Prepaid licenses	910	727
Prepaid insurance	760	119
Prepaid maintenance	579	323
Prepaid rent	270	259
Other	405	412

	$3,872	$2,788

Property and equipment:
Computer equipment	$5,178	$5,084
Furniture and fixtures	1,191	1,191
Leasehold improvements	1,205	1,205
Office equipment	615	615

	8,189	8,095
Less: accumulated depreciation	(5,913)	(5,515)

	$2,276	$2,580

Intangibles and other assets:
Developed and core technology	$8,871	$8,871
Workforce	255	255
Patents	600	600
Goodwill	1,029	1,029

	10,755	10,755
Less: accumulated amortization	(3,795)	(3,188)

Net intangibles	6,960	7,567
Other assets	1,528	1,711

	$8,488	$9,278

Accrued expenses and other current liabilities:
Deferred revenue	$2,744	$2,788
Compensation and employee benefits	1,232	1,367
Accrued vacant facility lease cost	4,109	4,329
Accrued litigation settlement	2,700	2,700
Other	734	753

	$11,519	$11,937

Note 4 — Intangible Assets and Goodwill

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides further guidance regarding the accounting and disclosure of long-lived assets. Our adoption of SFAS 144 on October 1, 2002 did not have a material effect on our financial condition and results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 applies to business combinations and eliminates the pooling-of-interests method of accounting. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests, the first of which was conducted as of October 1, 2002, in accordance with the Statements. Other intangible assets will be amortized over their useful lives. Under the new Statements, certain intangibles such as workforce acquired in a business combination are reclassified as goodwill and certain intangibles are reclassified as previously reported goodwill. As a result of our adoption of these Statements for accounting for goodwill and other intangible assets on October 1, 2002, we have ceased amortization of goodwill. As of December 31, 2002, the Company has goodwill of $1.0 million.

     If amortization expenses related to goodwill that is no longer amortized with the adoption of SFAS 142 had been excluded from operating expenses for the three months ended December 31, 2001, earnings per share would have been as follows:

Three Months Ended
December 30, 2001

Net loss:
Reported net loss	$(5,013)
Goodwill and workforce amortization	2,431

Adjusted net loss	$(2,582)

Basic and diluted net loss per share:
Reported net loss	$(0.49)
Goodwill and workforce amortization	.24

Adjusted net loss	$(0.25)

Note 5 — Severance Costs

     In September 2002, the Company announced a plan to align its costs and expenses through a reduction in workforce which involved the elimination of 27 positions consisting of one operations employee, 17 research and development employees, seven sales and marketing employees and two general and administrative employees. The Company recorded an accrual for severance and employment related costs of $423,000. The remaining accrual balance as of December 31, 2002 of $121,000 is included in accrued liabilities.

Note 6 — Legal Matters

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On May 15, 2002, the parties entered into a Memorandum of Understanding to settle all claims in the consolidated securities class action. Under the terms of the settlement, all claims will be dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in the Company’s stock with a minimum of 270,000 shares to be issued. On June 10, 2002, the District Court entered an order preliminarily approving the Stipulation of Settlement and providing for notice and an opportunity to object to the shareholder class. The District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice on September 4, 2002. In accordance with the settlement, we will issue at least 270,000 shares of the Company’s common stock, supplementing the allotment with cash or additional shares of common stock to compensate for shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, the Company would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized and any such additional charge may negatively affect our financial condition and results of operations.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against the Company and certain of its current and former officers and directors. The derivative complaints alleged violations of

California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained the Company’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The plaintiff filed an amended complaint and the defendants filed another demurrer, which is scheduled for hearing on March 10, 2003. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Note 7 — Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the second fiscal quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In November 2002, the EITF reached a consensus on Issue 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position, cash flows or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 is not expected to have a material impact on the Company’s financial position, cash flows or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “believes,” “anticipates,” “estimates,” “expects,” and words of similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Trends, Risks and Uncertainties” below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers are comprised primarily of original equipment manufacturers (“OEMs”) and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

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

     We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of December 31, 2002 was $2.7 million and included approximately $252,000 in exchange rights for unsold licenses.

     Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of December 31, 2002, inventories of $3.3 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

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

     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but instead will be subject to annual impairment tests. We adopted SFAS 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense aggregated $8.6 million and $2.4 million during fiscal 2002 and the three months ended December 31, 2001, respectively. The net book value of goodwill was approximately $1.0 million at December 31, 2002. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During fiscal 2002, we recorded a net tax expense of $6.0 million to establish a valuation allowance against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. We have provided a full valuation allowance against deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

     As of December 31, 2002, in relation to the class action suit against us, the court approved a settlement of all claims and we recognized approximately $2.7 million in accrued litigation settlement charges, which represent the uninsured portion of the settlement amount. In accordance with the settlement, we will issue at least 270,000 shares of our common stock, supplementing the allotment with cash or additional shares of common stock to compensate for any shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, we would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. Such an adjustment may materially affect our results of operations, financial condition and future cash flows.

Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

	Three Months Ended
	December 31,

	2002	2001

Net revenues	100%	100%

Costs and operating expenses:
Cost of revenues	33	26
Research and development	118	80
Sales and marketing	40	34
General and administrative	22	25
Amortization of intangibles and goodwill	8	43

Total costs and operating expenses	221	208

Income (loss) from operations	(121)	(108)
Interest and other income, net	5	6

Income (loss) before income taxes	(116)	(102)
Provision for (benefit from) income taxes	—	(24)

Net loss	(116)%	(78)%

     Net Revenues. Net revenues decreased 31.1% to $4.4 million for the quarter ended December 31, 2002 from $6.4 million for the quarter ended December 31, 2001. The decrease in revenues was primarily due to decreased sales of Hifn’s data compression and encryption processors to network equipment manufacturers as well as decreased revenues and royalties related to classification and other software. Semiconductor sales to Quantum Corporation, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 33% and 45% of net revenues for the quarter ended December 31, 2002 and 2001, respectively.

     Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of revenues as a percentage of net revenues increased to 32.5% for the three months ended December 31, 2002 from 25.9% for the same period in fiscal 2002. The increase in cost of revenues as a percentage of net revenues in fiscal 2003 is primarily a result of a shift in the revenue mix with software revenues comprising 14.6% and 29.4% of total revenues for the three months ended December 31, 2002 and 2001, respectively. Additionally, cost of revenues during the quarter ended December 31, 2002 includes the benefit from the recovery of $272,000 in prior excess inventory charge as a result of the sale of previously identified excess inventories.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses remained flat at approximately $5.2 million and $5.1 million for the quarters ended December 31, 2002 and 2001, respectively. Amortization of deferred stock compensation decreased by $1.4 million, inclusive of $1.3 million for options canceled during December 2001 in relation to the voluntary stock option exchange program, while salaries and benefits increased by $615,000 and nonrecurring engineering costs relating to new product development increased by $668,000.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.8 million and $2.2 million for the three months ended December 31, 2002 and 2001, respectively. The decrease reflects a decrease in amortization of deferred stock compensation of $359,000 and a decrease in professional services and tradeshow costs of $110,000 offset by an increase in commission costs of $62,000 as a result of the mix of revenues subject to sales commissions.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.0 million and $1.6 million for the three months ended December 31, 2002 and 2001, respectively. The decrease was the result of a reduction in amortization of deferred stock compensation of $186,000 and a decrease in legal costs of $212,000 and in facility costs of $119,000 as a result of a previously recorded charge related to vacant facility lease obligations.

     Amortization of Intangibles and Goodwill. Amortization of intangibles was $358,000 for the three months ended December 31, 2002 and $2.8 million for the three months ended December 31, 2001. The decrease in amortization of intangibles and goodwill is the result of an impairment of goodwill recorded in September 2002 and the adoption of SFAS 142 in October 2002, which adoption requires that goodwill no longer be amortized. Goodwill amortization comprised $2.0 million of total amortization expense during the three months ended December 31, 2001.

     Interest and Other Income, net. Net interest and other income was $230,000 for the three months ended December 31, 2002 and $364,000 for the three months ended December 31, 2001. The decrease in interest and other income for the three months ended December 31, 2002 compared to the same period in the prior fiscal year was mainly due to the continuing decrease in the average cash balance coupled with decreasing overall interest rates.

     Income Taxes. As a result of continuing losses over a longer period than previously expected, we recorded a tax valuation allowance during fiscal 2002 to reduce the carrying value of our deferred tax assets to zero. Accordingly, we have not recognized tax benefits for the three months ended December 31, 2002. The effective income tax rate for the three months ended December 31, 2001 was 23%. The resulting effective tax rate was mainly due to the non-deductibility of certain acquisition-related costs consisting primarily of the amortization of intangibles and goodwill.

Liquidity and Capital Resources

     Net cash used in operating activities of $5.0 million for the three months ended December 31, 2002 was the result of net loss of $5.1 million as adjusted for non-cash items including amortization of intangibles of $607,000, amortization of deferred stock compensation of $129,000, depreciation and amortization costs of $398,000 as well as a decrease in accounts receivable of $329,000 and in intangibles and other assets of $183,000. These adjustments were offset by increases in inventories of $36,000 and in prepaid expenses and other current assets of $1.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $419,000.

     Net cash used in operating activities of $3.1 million for the three months ended December 31, 2001 was the result of net loss of $5.0 million as adjusted for non-cash items including amortization of intangibles and goodwill of $2.8 million, a reduction in deferred stock compensation of $2.1 million, depreciation and amortization costs of $488,000 and deferred tax asset of $281,000 as well as a decrease in inventory of $358,000 and an increase in accounts payable of $2.1 million. These adjustments were offset by increases in accounts receivable of $1.1 million and in prepaid expenses and other current assets as well as intangibles and other assets of $4.7 million and a decrease in accrued expenses and other current liabilities of $333,000.

     Net cash provided by investing activities of $1.5 million for the three months ended December 31, 2002 primarily reflects a decrease in short-term investments partially offset by the purchase of property and equipment. Net cash provided by investing activities of $406,000 for the three months ended December 31, 2001 primarily reflects a decrease in short-term investments.

     Net cash provided by financing activities was $476,000 and $405,000 for the three months ended December 31, 2002 and 2001, respectively. The net cash provided by financing activities for both periods was primarily attributable to proceeds from issuance of common stock.

     The Company uses a number of independent suppliers to manufacture substantially all of its products. As a result, the Company relies on these suppliers to allocate to the Company a sufficient portion of foundry capacity to meet the Company’s needs and deliver sufficient quantities of the Company’s products on a timely basis. These arrangements allow the Company to avoid utilizing its capital resources for manufacturing facilities and work-in-process inventory and to focus substantially all of its resources on the design, development and marketing of its products.

     The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company’s need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company’s existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us.

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the second fiscal quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In November 2002, the EITF reached a consensus on Issue 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on our financial position, cash flows or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 is not expected to materially impact our financial position, cash flows and results of operations.

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

     During fiscal 2002, we performed an impairment analysis of goodwill and long-lived assets and determined that impairment had been realized on goodwill and certain developed technology, resulting in recognition of an impairment charge of $27.4 million. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and, if as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of December 31, 2002.

We Depend Upon A Small Number Of Customers.

     Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 33%, 46% and 36%, respectively, of our net revenues during the three months ended December 31, 2002 and in fiscal 2002 and 2001. Quantum is not under any binding obligation to order from us. If our sales to Quantum decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network Market.

     We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. This market, which continues to evolve, may not grow. Alternatively, if it continues to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network market will depend upon, among other things, the following:

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

We Face Risks Associated With Acquisitions.

     We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities. While we are not currently negotiating any acquisitions, we may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired operations, technologies and products, in particular, if we fail to successfully integrate the acquisition of Apptitude and certain other assets and intellectual property acquired in September 2002, the anticipated benefits of these transaction will not occur;

•	Diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

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

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The plaintiff filed an amended complaint and the defendants filed another demurrer, which is scheduled for hearing on March 10, 2003. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk — The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 2002 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk — All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court entered an order granting plaintiff’s motion to voluntarily dismiss the federal derivative action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. The court also ordered limited discovery relating solely to the issue whether demand is excused. The court did not rule upon the demurrer to the derivative complaint filed by the individual director defendants. The plaintiff filed an amended complaint and the defendants filed another demurrer, which is scheduled for hearing on March 10, 2003. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Index

Exhibit Number	Description

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

*	Incoporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc.
(Registrant)

Date: February 4, 2003	By:	/s/ WILLIAM R. WALKER

William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

CERTIFICATION PURSUANT TO
SECTION 302 (a)
THE SARBANES-OXLEY ACT OF 2002

I, Christopher G. Kenber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hifn, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003

/s/ CHRISTOPHER G. KENBER

Christopher G. Kenber
Chairman, President & Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 (a)
THE SARBANES-OXLEY ACT OF 2002

I, William R. Walker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hifn, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003

/s/ WILLIAM R. WALKER

William R. Walker
Vice President, Finance & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incoporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.