Form 10-Q
period 2003-03-31
HI/FN INC
filed 2003-04-29
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes [  ]   No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 10,610,043 at April 23, 2003.

HIFN, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002	3
Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-28
Item 3. Quantitative and Qualitative Disclosure About Market Risks	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	31
Certifications	32-33
Index to Exhibits	34
Exhibit 99.1	35
Exhibit 99.2	36

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,441	$53,060
Short-term investments	—	1,606
Accounts receivable, net of allowance for doubtful accounts of $201 and $164, respectively	1,954	2,263
Inventories	581	704
Prepaid expenses and other current assets	4,018	2,788

Total current assets	52,994	60,421
Property and equipment, net	2,500	2,580
Goodwill	1,029	1,029
Intangibles and other assets, net	6,667	8,249

	$63,190	$72,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,568	$3,686
Accrued expenses and other current liabilities	11,653	11,937

Total current liabilities	16,221	15,623

STOCKHOLDERS’ EQUITY:
Common stock	11	10
Additional paid-in capital	123,405	122,672
Accumulated deficit	(76,447)	(66,026)

Total stockholders’ equity	46,969	56,656

	$63,190	$72,279

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues:
Processors	$3,707	$5,118	$7,479	$9,639
Software licenses and other	842	608	1,485	2,491

Total net revenues	4,549	5,726	8,964	12,130

Costs and operating expenses:
Cost of revenues - processors	1,458	2,029	2,793	3,641
Cost of revenues - software licenses and other	99	45	198	90
Research and development	5,417	4,347	10,631	9,458
Sales and marketing	1,741	2,169	3,516	4,359
General and administrative	885	2,841	1,872	4,417
Amortization of goodwill	—	2,356	—	4,712
Amortization of intangibles	359	611	717	1,033

Total costs and operating expenses	9,959	14,398	19,727	27,710

Loss from operations	(5,410)	(8,672)	(10,763)	(15,580)
Interest and other income, net	112	249	342	613

Loss before income taxes	(5,298)	(8,423)	(10,421)	(14,967)
Benefit from income taxes	—	(2,283)	—	(3,814)

Net loss	$(5,298)	$(6,140)	$(10,421)	$(11,153)

Net loss per share, basic and diluted	$(0.50)	$(0.59)	$(0.98)	$(1.08)

Weighted average shares outstanding, basic and diluted	10,599	10,432	10,592	10,350

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,421)	$(11,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	784	967
Amortization of goodwill	—	4,712
Amortization of intangibles	1,214	1,033
Amortization of deferred stock compensation	223	2,433
Deferred income taxes	—	(1,920)
Changes in assets and liabilities:
Accounts receivable	309	380
Inventories	123	922
Prepaid expenses and other current assets	(1,230)	(1,447)
Intangibles and other assets	368	(2,502)
Accounts payable	882	(83)
Accrued expenses and other current liabilities	(284)	930

Net cash used in operating activities	(8,032)	(5,728)

Cash flows from investing activities:
Sale of short-term investments, net	1,606	6,746
Purchases of property and equipment	(704)	(70)

Net cash provided by investing activities	902	6,676

Cash flows from financing activities:
Proceeds from issuance of common stock, net	511	502
Payment on capital lease obligations	—	(26)

Net cash provided by financing activities	511	476

Net increase (decrease) in cash and cash equivalents	(6,619)	1,424
Cash and cash equivalents at beginning of period	53,060	54,600

Cash and cash equivalents at end of period	$46,441	$56,024

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

     The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Apptitude Acquisition Corporation (“Apptitude”). In January 2003, Apptitude was merged into Hifn. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the period ending September 30, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of March 31, 2003 and its results of operations for the three and six months ended March 31, 2003 and 2002, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

     The Company has an accumulated deficit of $76.4 million as of March 31, 2003 and incurred losses of $10.4 million during the six months ended March 31, 2003. The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Reclassifications

     Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 - Stock Options

     The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation —Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and disclosure provisions of SFAS 148 are effective for financial reports of periods ending after December 15, 2002. The Company will continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB 25 and related interpretations. However, the Company has now adopted the enhanced disclosure provisions defined in SFAS 148.

     Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share information):	March 31,		March 31,

	2003	2002	2003	2002

Net loss:
As reported	$(5,298)	$(6,140)	$(10,421)	$(11,153)
Add: stock-based employee compensation recorded in the Statement of Operations	95	330	222	2,427
Less: fair value of stock-based employee compensation	(2,671)	(3,070)	(5,854)	(6,233)

Pro forma	$(7,874)	$(8,880)	$(16,053)	$(14,959)

Net loss per share:
Basic and diluted
As reported	$(0.50)	$(0.59)	$(0.98)	$(1.08)
Pro forma	(0.74)	(0.85)	(1.52)	(1.45)

     The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 were $3.46 and $8.95, respectively, and the weighted average fair value of options granted during the six months ended March 31, 2003 and 2002 were $3.00 and $8.54, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods: annual dividend yield of 0.0% for all periods; a weighted average expected stock award term of 4.0 years for all periods; during the three months ended March 31, 2003 and 2002, risk-free annual interest rates of 2.04% and 3.77%, respectively; and an expected volatility factor of 90% and 80%, respectively; and during the six months ended March 31, 2003 and 2002, risk-free annual interest rates of 2.48% and 3.77%, respectively; and an expected volatility factor of 90% and 80%, respectively.

Note 3 - Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase shares of common stock and their weighted shares equivalents were excluded from the computation of diluted earnings because of their anti-dilutive impact to the following periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Outstanding options to purchase common stock	4,072,910	3,999,851	4,282,640	2,585,862
Weighted equivalent shares	194,837	354,069	210,453	335,966

Note 4 - Detailed Balance Sheet:

	March 31,	September 30,
(in thousands)	2003	2002

	(unaudited)
Prepaid expenses and other current assets:
Prepaid income taxes	$1,029	$948
Prepaid licenses	1,040	727
Prepaid insurance	571	119
Prepaid maintenance	546	323
Prepaid rent	280	259
Other	552	412

	$4,018	$2,788

Property and equipment:
Computer equipment	$5,630	$4,926
Furniture and fixtures	1,161	1,161
Leasehold improvements	1,188	1,188
Office equipment	615	615

	8,594	7,890
Less: accumulated depreciation	(6,094)	(5,310)

	$2,500	$2,580

Intangibles and other assets:
Developed and core technology	$8,871	$8,871
Workforce	255	255
Patents	600	600

	9,726	9,726
Less: accumulated amortization	(4,402)	(3,188)

Net intangibles	5,324	6,538
Other assets	1,343	1,711

	$6,667	$8,249

Accrued expenses and other current liabilities:
Deferred revenue	$2,886	$2,788
Compensation and employee benefits	1,597	1,367
Accrued vacant facility lease cost	3,903	4,329
Accrued litigation settlement	2,700	2,700
Other	567	753

	$11,653	$11,937

Note 5 - Goodwill

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 applies to business combinations and eliminates the pooling-of-interests method of accounting. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests, the first of which was conducted as of October 1, 2002, in accordance with the Statements. Other intangible assets are amortized over their useful lives. Under the new Statements, certain intangibles such as workforce acquired in a business combination were reclassified as goodwill and certain intangibles were reclassified as previously reported goodwill. In addition, we have ceased amortization of goodwill. As of March 31, 2003, the Company has goodwill of $1.0 million.

     If amortization expenses related to goodwill that is no longer amortized with the adoption of SFAS 142 had been excluded from operating expenses for the three and six months ended March 31, 2002, earnings per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	March 31, 2002	March 31, 2002

Net loss:
Reported net loss	$(6,140)	$(11,153)
Goodwill and workforce amortization	2,431	4,862

Adjusted net loss	$(3,709)	$(6,291)

Basic and diluted net loss per share:
Reported net loss	$(0.59)	$(1.08)
Goodwill and workforce amortization	.23	.47

Adjusted net loss	$(0.36)	$(0.61)

Note 6 - Legal Matters

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On June 10, 2002, the District Court entered an order preliminarily approving a Stipulation of Settlement, by which all claims against the Company and Mr. Farnham would be dismissed without any admission of liability or wrongdoing, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in cash or the Company’s stock, with a minimum of 270,000 shares to be issued. On September 4, 2002, the District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, we will issue at least 270,000 shares of the Company’s common stock, supplementing the allotment with cash or additional common stock equal to $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, the Company would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized and any such additional charge may negatively affect our financial condition and results of operations.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against the Company and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court granted plaintiff’s motion to voluntarily dismiss that action without prejudice. On June 26, 2002, the state court sustained the Company’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making demand on the Company’s board of directors. Plaintiff filed an amended complaint. On March 18, 2003, the court again sustained the Company’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making a demand on the Company’s board of directors. Plaintiff did not file an amended complaint within the time permitted. The Company and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Note 7 - Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company has adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, to date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these agreements is minimal and no liabilities have been recorded for these agreements as of March 31, 2003.

     The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these agreements is minimal and has not recorded any liabilities for these agreements as of March 31, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

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

Overview

     hi/fn, inc., together with its subsidiaries, (referred to as “Hifn,” “we,” “us” or “our”) is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. We design, develop and market high-performance, multi-protocol packet processors - semiconductor devices and software - designed to enable secure, high-bandwidth network connectivity, comprehensive differentiation of business-critical application network traffic from other general purpose network traffic and efficient compression, encryption/compression and public key cryptography, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

     We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of March 31, 2003 was $2.9 million and included approximately $256,000 in exchange rights for unsold licenses.

     Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of March 31, 2003, inventories of $3.0 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

     We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

     Valuation of goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests. We adopted SFAS 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense aggregated $2.4 million, $4.7 million and $8.6 million, during the three and six months ended March 31, 2002 and in fiscal 2002, respectively. As of March 31, 2003, goodwill was approximately $1.0 million. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

     As of March 31, 2003, in relation to the class action suit against us, the court approved a settlement of all claims and we recognized approximately $2.7 million in accrued litigation settlement charges, which represent the uninsured portion of the settlement amount. In accordance with the settlement, we will issue at least 270,000 shares of our common stock, supplementing the allotment with cash or additional shares of common stock to compensate for any shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, we would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. Such an adjustment may materially affect our results of operations, financial condition and future cash flows.

     Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues:
Processors	81%	89%	83%	79%
Software licenses and other	19	11	17	21

Total net revenues	100	100	100	100

Costs and operating expenses:
Cost of revenues - processors	32	35	31	30
Cost of revenues - software licenses and other	2	1	2	1
Research and development	119	76	119	78
Sales and marketing	38	38	39	36
General and administrative	20	49	21	36
Amortization of intangibles and goodwill	8	52	8	47

Total costs and operating expenses	219	251	220	228

Loss from operations	(119)	(151)	(120)	(128)
Interest and other income, net	3	4	4	5

Loss before income taxes	(116)	(147)	(116)	(123)
Benefit from income taxes	—	(40)	—	(31)

Net loss	(116)%	(107)%	(116)%	(92)%

     Net Revenues. Net revenues decreased 20.6% to $4.5 million for the quarter ended March 31, 2003 from $5.7 million for the quarter ended March 31, 2002. Net revenues for the first six months of fiscal 2003 was $9.0 million, a decrease of 26.1% from the $12.1 million reported for the first six months of fiscal 2002. The decrease in revenues for the three months ended March 31, 2003 over the same period in the prior year was primarily due to decreased sales of Hifn’s data compression and encryption processors of $1.4 million offset by an increase in revenues from software license and royalties of $234,000. The decrease in revenues for the six months ended March 31, 2003 over the same period in the prior year was due to decreases in sales of Hifn’s data compression and encryption processors of $2.2 million as well as in revenues from software license and royalties of $1.0 million. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 40% and 36% of revenues for the three and six months ended March 31, 2003, respectively. Semiconductor sales to Cisco, an OEM producer of networking equipment, comprised 16% and 13% of revenues for the three and six months ended March 31, 2003, respectively.

     Cost of Revenues. Cost of revenues consists primarily of the cost to produce semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues remained at approximately the same levels at 39.3% for the three months ended March 31, 2003 and 39.6% for the same period in fiscal 2002. During the three months ended March 31, 2003 and 2002, we sold $72,000 and $150,000, respectively, in inventories that had previously been written down. Cost of processor revenues as a percentage of net processor revenues remained at approximately the same levels at 37.3% for the six months ended March 31, 2003 and 37.7% for the same period in fiscal 2002. During the six months ended March 31, 2003 and 2002, we sold $345,000 and $150,000, respectively, in inventories that had previously been written down. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses and was $99,000 and $45,000 during the three months ended March 31, 2003 and 2002, respectively, and $198,000 and $90,000 for the six months ended March 31, 2003 and 2002, respectively.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering fees. Such research and development expenses were approximately $5.4 million and $4.3 million for the quarters ended March 31, 2003 and 2002, respectively. The increase is attributable to an increase in non-recurring engineering and software tools and maintenance costs of $815,000 related to new and existing product development projects as well as increased salaries and benefits of $281,000 as a result of additional headcount related to the asset acquisition completed in September 2002. The increases were offset by a reduction in deferred compensation amortization of $116,000. Research and development costs were $10.6 million and $9.5 million for the six months ended March 31, 2003 and 2002, respectively. Amortization of deferred stock compensation decreased by $1.5 million, inclusive of $1.3 million for options canceled during December 2001 in relation to a voluntary stock option exchange program, while nonrecurring engineering and software tools and maintenance costs relating to new product development increased by $1.7 million and salaries and benefits increased by $896,000 as a result of additional headcount related to the asset acquisition referred to above.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.7 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease primarily reflects reductions in salaries and benefits costs of $188,000 as a result of the reduction-in-force effected in October 2002 and decreases in travel and tradeshow expenses aggregating $145,000. Sales and marketing expense for the six months ended March 31, 2003 and 2002 were approximately $3.5 million and $4.4 million, respectively. The decrease primarily reflects reductions in salaries and benefits costs of $543,000 due to reduced headcount and decreases in travel and tradeshow expenses aggregating $187,000.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $885,000 and $2.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily attributable to a charge recorded in March 2002 of $1.2 million related to vacant facility lease, a decrease in legal costs of $337,000 and a decrease in deferred compensation expense amortization of approximately $113,000. General and administrative expenses for the six months ended March 31, 2003 and 2002 were $1.9 million and $4.4 million, respectively. The decrease was primarily attributable to a charge recorded in March 2002 of $1.2 million related to vacant facility lease and decreases in legal costs of $549,000 and in deferred compensation expense amortization of approximately $299,000.

     Amortization of Goodwill. Goodwill amortization relates to the acquisition of Apptitude and was $2.4 million and $4.7 million during the three and six months ended March 31, 2002, respectively. The Company ceased amortization of goodwill in October 2002 as a result of the adoption of SFAS 142.

     Amortization of Intangibles. Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles was $359,000 and $611,000 for the three months ended March 31, 2003 and 2002, respectively, and $717,000 and $1.0 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in amortization of intangibles is the result of full amortization of certain intangible assets.

     Interest and Other Income, net. Net interest and other income was $112,000 and $249,000 for the three months ended March 31, 2003 and 2002, respectively, and $342,000 and $613,000 for the six months ended March 31, 2003 and 2002, respectively. The decrease in interest and other income for the three and six months ended March 31, 2003 compared to the same periods in the prior fiscal year was mainly due to the continuing decrease in the average cash balance coupled with decreasing overall interest rates.

     Income Taxes. As a result of continuing losses over a longer period than previously expected, we recorded a tax valuation allowance during fiscal 2002 to reduce the carrying value of our deferred tax assets to zero. Accordingly, we have not recognized tax benefits for the three and six months ended March 31, 2003. The effective income tax rate for the three and six months ended March 31, 2002 was 27% and 25%, respectively. The resulting effective tax rate was mainly due to the non-deductibility of certain acquisition-related costs consisting primarily of the amortization of intangibles and goodwill.

Liquidity and Capital Resources

     Net cash used in operating activities was $8.0 million for the six months ended March 31, 2003. Net cash used in operating activities for the six months ended March 31, 2003 was the result of net loss of $10.4 million as adjusted for non-cash items including amortization of intangibles related to acquired technology of $1.2 million, amortization of deferred stock compensation of $223,000, depreciation and amortization costs of fixed assets of $784,000 as well as decreases in accounts receivable of $309,000, in inventories of $123,000 and in intangibles and other assets of $368,000 and an increase in accounts payable of $882,000. These adjustments were offset by increases in prepaid expenses and other current assets of $1.2 million, related to prepaid insurance, licenses and software tools and maintenance, and a decrease in accrued expenses and other current liabilities of $284,000.

     Net cash provided by operating activities was $5.7 million for the six months ended March 31, 2002. During the six months ended March 31, 2002, net cash used in operating activities was attributed to net loss of $11.2 million as adjusted for non-cash items including amortization of goodwill and intangibles and of deferred stock compensation of $8.2 million, depreciation and amortization costs of fixed assets of $967,000 as well as a decrease in accounts receivable and inventories of $380,000 and $922,000, respectively, and an increase in accrued and other current liabilities of $930,000 as a result of an increase in accrued compensation and benefits and vacant facility lease expense. These adjustments were offset by increases in deferred income taxes of $1.9 million, in prepaids and other current assets of $1.4 million, as a result of an increase in prepaid income taxes, and in intangibles and other assets of $2.5 million as a result of acquired intellectual property.

     Net cash provided by investing activities of $902,000 for the six months ended March 31, 2003 primarily reflects a decrease in short-term investments of $1.6 million partially offset by the purchase of property and equipment of $704,000. Net cash provided by investing activities for the six months ended March 31, 2002 of $6.7 million related primarily to the sale of short-term investments.

     Net cash provided by financing activities was $511,000 and $476,000 for the six month periods ended March 31, 2003 and 2002, respectively, and were primarily attributable to proceeds from issuance of common stock.

     The Company uses a number of independent suppliers to manufacture substantially all of its products. As a result, the Company relies on these suppliers to allocate to the Company a sufficient portion of foundry capacity to meet the Company’s needs and deliver sufficient quantities of the Company’s products on a timely basis. These arrangements allow the Company to avoid utilizing its capital resources for manufacturing facilities and work-in-

process inventory and to focus substantially all of its resources on the design, development and marketing of its products.

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

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of March 31, 2003 are as follows (in thousands):

Operating Lease
Commitments

Fiscal year ending September 30,
2003	$1,639
2004	2,874
2005	2,259
2006	895
Thereafter	1,134

Total minimum lease payments	$8,801

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include software license warranties, indemnification arrangements with officer and directors and indemnification arrangements with customers with respect to intellectual property. To date, we have not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

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

     During fiscal 2002, we performed an impairment analysis of goodwill and long-lived assets and determined that impairment had been realized on goodwill and certain developed technology, resulting in recognition of an impairment charge of $27.4 million. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and, if as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of March 31, 2003.

We Depend Upon A Small Number Of Customers.

     Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 40% and 36% of our net revenues during the three and six months ended March 31, 2003, respectively, and 46% and 36% of our net revenues in fiscal 2002 and 2001, respectively. Cisco, an OEM producer of network equipment, comprised 16% and 13% of our net revenues for the three and six months ended March 31, 2003, respectively. Neither Quantum nor Cisco is under any binding obligation to order from us. If our sales to Quantum or Cisco decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Face Risks Associated With Acquisitions.

     We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

We Are Currently Engaged in Securities Class-Action Lawsuits.

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On June 10, 2002, the District Court entered an order preliminarily approving a Stipulation of Settlement, by which all claims against Hifn and Mr. Farnham would be dismissed without any admission of liability or wrongdoing, and the shareholder class would receive $9.5 million, comprised of $6.8 million in cash, contributed by our insurance carriers, and the balance in cash or Hifn stock, with a minimum of 270,000 shares to be issued. On September 4, 2002, the District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, we will issue at least 270,000 shares of Hifn common stock, supplementing the allotment with cash or additional common stock equal to $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, Hifn would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized and any such additional charge may negatively affect our financial condition and results of operations.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court granted plaintiff's motion to voluntarily dismiss that action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making demand on Hifn’s board of directors. Plaintiff filed an amended complaint. On March 18, 2003, the court again sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making a demand on Hifn’s board of directors. Plaintiff did not file an amended complaint within the time permitted. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at March 31, 2003 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk – All of the Company’s sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On June 10, 2002, the District Court entered an order preliminarily approving a Stipulation of Settlement, by which all claims against Hifn and Mr. Farnham would be dismissed without any admission of liability or wrongdoing, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, contributed by our insurance carriers, and the balance in cash or Hifn stock, with a minimum of 270,000 shares to be issued. On September 4, 2002, the District Court approved the settlement and entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, we will issue at least 270,000 shares of Hifn common stock, supplementing the allotment with cash or additional common stock equal to $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, Hifn would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized and any such additional charge may negatively affect our financial condition and results of operations.

     In March 2002, two purported shareholder derivative actions were filed, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). These complaints were filed against Hifn and certain of its current and former officers and directors. The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court granted plaintiff’s motion to voluntarily dismiss that action without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making demand on Hifn’s board of directors. Plaintiff filed an amended complaint. On March 18, 2003, the court again sustained Hifn’s demurrer, with leave to amend, on the ground that plaintiff had failed to plead facts showing that they were excused from making a demand on Hifn’s board of directors. Plaintiff did not file an amended complaint within the time permitted. Hifn and the individual director defendants believe the allegations contained in the complaint are without merit and intend to defend the action vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on February 24, 2003. At the meeting, the following proposals received the votes listed below:

     Proposal I.     Election of Class III Director for three-year terms expiring 2006.

	Votes for:	Votes against:
Christopher G. Kenber	7,755,106	1,938,787
David A. Norman	9,567,076	126,817

The Company’s Board of Directors is currently comprised of seven members who are divided into three classes with overlapping three-year terms. The term for Class II directors (Dennis DeCoste, Taher Elgamal and Robert W. Johnson) will expire at the meeting of stockholders to be held in 2004. The term for Class III directors (Albert E. Sisto and Douglas L.Whiting) will expire at the meeting of stockholders to be held in 2005.

Proposal II: Approval of an amendment to the Company’s 1996 Amended and Restated 1996 Equity Incentive Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 500,000 shares to 4,949,900 shares.

Votes for: Votes against: Abstentions:	6,127,855 3,550,790 15,248

Proposal III: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2003.

Votes for: Votes against: Abstentions:	9,657,233 27,935 8,725

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit Index

Exhibit Number	Description

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

*	Incoporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: April 28, 2003	By:	/s/ WILLIAM R. WALKER

William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

CERTIFICATION PURSUANT TO
SECTION 302(a)
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

Date: April 28, 2003

/s/ CHRISTOPHER G. KENBER

Christopher G. Kenber Chairman, President & Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a)
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

Date: April 28, 2003

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