Form 10-Q
period 2003-06-30
HI/FN INC
filed 2003-08-04
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes [  ]        No [X]

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 10,901,811 at July 28, 2003.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002	3
	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-28
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31
Index to Exhibits		32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	September 30,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,697	$53,060
Short-term investments	—	1,606
Accounts receivable, net of allowance for doubtful accounts of $220 and $164, respectively	2,086	2,263
Inventories	431	704
Prepaid expenses and other current assets	2,301	2,061

Total current assets	47,515	59,694
Property and equipment, net	2,167	2,580
Goodwill	1,029	1,029
Intangibles and other assets, net	7,089	8,976

	$57,800	$72,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,591	$3,686
Accrued expenses and other current liabilities	10,322	11,937

Total current liabilities	13,913	15,623

STOCKHOLDERS’ EQUITY:
Common stock	11	10
Additional paid-in capital	124,408	122,672
Accumulated deficit	(80,532)	(66,026)

Total stockholders’ equity	43,887	56,656

	$57,800	$72,279

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Processors	$4,432	$4,539	$11,911	$14,178
Software licenses and other	835	946	2,320	3,437

Total net revenues	5,267	5,485	14,231	17,615

Costs and operating expenses:
Cost of revenues - processors	1,635	1,561	4,428	5,202
Cost of revenues - software licenses and other	132	45	330	135
Research and development	4,558	4,225	15,189	13,683
Sales and marketing	1,790	2,080	5,306	6,439
General and administrative	979	3,804	2,851	8,221
Amortization of goodwill	—	2,356	—	7,068
Amortization of intangibles	358	463	1,075	1,496

Total costs and operating expenses	9,452	14,534	29,179	42,244

Loss from operations	(4,185)	(9,049)	(14,948)	(24,629)
Interest and other income, net	100	211	442	824

Loss before income taxes	(4,085)	(8,838)	(14,506)	(23,805)
Provision for income taxes	—	9,828	—	6,014

Net loss	$(4,085)	$(18,666)	$(14,506)	$(29,819)

Net loss per share, basic and diluted	$(0.38)	$(1.78)	$(1.36)	$(2.87)

Weighted average shares outstanding, basic and diluted	10,775	10,476	10,653	10,392

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(14,506)	$(29,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,154	1,426
Amortization of goodwill	—	7,068
Amortization of intangibles	1,820	1,496
Amortization of deferred stock compensation	305	2,677
Deferred income taxes	—	5,353
Changes in assets and liabilities:
Accounts receivable	177	231
Inventories	273	1,267
Prepaid expenses and other current assets	(240)	920
Intangibles and other assets	67	(2,870)
Accounts payable	(95)	562
Accrued expenses and other current liabilities	(1,615)	3,564

Net cash used in operating activities	(12,660)	(8,125)

Cash flows from investing activities:
Sale of short-term investments, net	1,606	6,728
Purchases of property and equipment	(741)	(140)

Net cash provided by investing activities	865	6,588

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,432	942
Payment on capital lease obligations	—	(26)

Net cash provided by financing activities	1,432	916

Net decrease in cash and cash equivalents	(10,363)	(621)
Cash and cash equivalents at beginning of period	53,060	54,600

Cash and cash equivalents at end of period	$42,697	$53,979

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

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the period ending September 30, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of June 30, 2003 and its results of operations for the three and nine months ended June 30, 2003 and 2002, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

     The Company has an accumulated deficit of $80.5 million as of June 30, 2003 and incurred losses of $14.5 million during the nine months ended June 30, 2003. The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Reclassifications

     Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation. Such reclassifications have no effect on previously reported results of operations or retained earnings.

Note 2 - Stock Options

     The Company accounts for its employee stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and disclosure provisions of SFAS 148 are effective for financial reports of periods ending after December 15, 2002. The Company will continue to account for stock-

based compensation of employees using the intrinsic value method prescribed in APB 25 and related interpretations. However, the Company has now adopted the enhanced disclosure provisions defined in SFAS 148.

     Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(4,085)	$(18,666)	$(14,506)	$(29,819)
Add: stock-based employee compensation recorded in the Statement of Operations	82	244	405	2,677
Less: fair value of stock-based employee compensation	(2,797)	(3,053)	(8,752)	(9,292)

Pro forma	$(6,800)	$(21,475)	$(22,853)	$(36,434)

Net loss per share:
Basic and diluted
As reported	$(0.38)	$(1.78)	$(1.36)	$(2.87)
Pro forma	(0.63)	(2.05)	(2.15)	(3.51)

     The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 were $4.16 and $4.10, respectively, and the weighted average fair value of options granted during the nine months ended June 30, 2003 and 2002 were $3.06 and $5.57, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods: annual dividend yield of 0.0% for all periods; a weighted average expected stock award term of 4.0 years for all periods; during the three months ended June 30, 2003 and 2002, risk-free annual interest rates of 2.25% and 3.77%, respectively; and an expected volatility factor of 90% and 80%, respectively; and during the nine months ended June 30, 2003 and 2002, risk-free annual interest rates of 2.05% and 3.77%, respectively; and an expected volatility factor of 90% and 80%, respectively.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Outstanding options to purchase common stock	3,940,642	3,442,083	4,334,440	4,956,601
Weighted equivalent shares	311,694	278,382	246,494	336,254

Note 4 - Detailed Balance Sheet (in thousands):

	June 30,	September 30,
	2003	2002

Prepaid expenses and other current assets:
Prepaid income taxes	$988	$948
Prepaid insurance	414	119
Prepaid maintenance	377	323
Prepaid rent	281	259
Other	241	412

	$2,301	$2,061

Property and equipment:
Computer equipment	$5,667	$4,926
Furniture and fixtures	1,161	1,161
Leasehold improvements	1,188	1,188
Office equipment	615	615

	8,631	7,890
Less: accumulated depreciation	(6,464)	(5,310)

	$2,167	$2,580

Intangibles and other assets:
Developed and core technology	$8,871	$8,871
Workforce	255	255
Patents	600	600

	9,726	9,726
Less: accumulated amortization	(5,008)	(3,188)

Net intangibles	4,718	6,538
Other assets	2,371	2,438

	$7,089	$8,976

Accrued expenses and other current liabilities:
Deferred revenue	$2,250	$2,788
Compensation and employee benefits	1,202	1,367
Accrued vacant facility lease cost	3,698	4,329
Accrued litigation settlement	2,700	2,700
Other	472	753

	$10,322	$11,937

Note 5 - Goodwill

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 applies to business combinations and eliminates the pooling-of-interests method of accounting. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests, the first of which was conducted as of October 1, 2002, in accordance with the Statements. Other intangible assets are amortized over their useful lives. Under the new Statements, certain intangibles such as workforce acquired in a business combination were reclassified as goodwill and certain intangibles were reclassified as previously reported goodwill. In addition, we have ceased amortization of goodwill. As of June 30, 2003, the Company has goodwill of $1.0 million.

     If amortization expenses related to goodwill that is no longer amortized with the adoption of SFAS 142 had been excluded from operating expenses for the three and nine months ended June 30, 2002, earnings per share would have been as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Net loss:
Reported net loss	$(18,666)	$(29,819)
Goodwill and workforce amortization	2,431	7,293

Adjusted net loss	$(16,235)	$(22,526)

Basic and diluted net loss per share:
Reported net loss	$(1.78)	$(2.87)
Goodwill and workforce amortization	.23	.70

Adjusted net loss	$(1.55)	$(2.17)

Note 6 - Legal Matters

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against the Company and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased the Company’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and the Company. In February 2001, the District Court certified the purported class. On September 4, 2002, the District Court entered an order approving a settlement by which all claims against the Company and Mr. Farnham were dismissed without any admission of liability or wrongdoing, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by the Company’s insurance carriers, and the balance in cash or the Company’s stock with a minimum of 270,000 shares to be issued. The District Court entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, the Company will issue approximately 285,412 shares of the Company’s common stock, valued at approximately $2.7 million, based on the agreed price of $9.46 per share. The Company is not obligated to perform any additional action and considers the class action litigation to be resolved.

     In March 2002, two purported shareholder derivative actions were filed against the Company and certain of its current and former officers and directors, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal action was voluntarily dismissed without prejudice. On June 26, 2002, the state court sustained the Company’s demurrer because plaintiff had failed to plead facts showing that he was excused from making demand on the Company’s board of directors. On March 18, 2003, the court sustained the Company’s demurrer to an amended complaint for the same reason. On May 16, 2003, the court entered an order dismissing the action against the Company and all of the individual defendants with prejudice.

Note 7 - Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect of adoption of SFAS 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

     As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these indemnifications is minimal and no liabilities have been recorded for these agreements as of June 30, 2003.

     The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded any liabilities for warranties as of June 30, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company’s adoption of FIN 46 during the quarter ended June 30, 2003 did not have a material impact on its financial position, cash flows or results of operations.

     In April 2003, the FASB issued Statement of Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

     In May 2003, the FASB issued Statement of Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on its financial position, cash flows or results of operations.

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

     We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of June 30, 2003 was $2.3 million and included approximately $218,000 in exchange rights for unsold licenses.

     Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of June 30, 2003, inventories of $3.0 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

     We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

     Valuation of goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests. We adopted SFAS 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense aggregated $2.4 million, $7.1 million and $8.6 million, during the three and nine months ended June 30, 2002 and in fiscal 2002, respectively. As of June 30, 2003, goodwill was approximately $1.0 million. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

     As of June 30, 2003, in relation to the class action suit against us, the court approved a settlement of all claims and we recognized approximately $2.7 million in accrued litigation settlement charges, which represent the uninsured portion of the settlement amount. In accordance with the settlement, we will issue at least 270,000 shares of our common stock, supplementing the allotment with cash or additional shares of common stock to compensate for any shortfall in fair value below $2.7 million. To the extent that the trading price of the common stock exceeds $10.00 at the time of distribution, we would recognize an additional litigation settlement charge equal to the aggregate fair market value of the 270,000 shares of common stock less the $2.7 million already recognized. Such an adjustment may materially affect our results of operations, financial condition and future cash flows.

     Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Processors	84%	83%	84%	80%
Software licenses and other	16	17	16	20

Total net revenues	100	100	100	100

Costs and operating expenses:
Cost of revenues - processors	31	28	31	29
Cost of revenues - software licenses and other	2	1	2	1
Research and development	87	77	107	78
Sales and marketing	34	38	37	36
General and administrative	19	69	20	47
Amortization of goodwill	—	43	—	40
Amortization of intangibles	7	9	8	9

Total costs and operating expenses	180	265	205	240

Loss from operations	(80)	(165)	(105)	(140)
Interest and other income, net	2	4	3	5

Loss before income taxes	(78)	(161)	(102)	(135)
Provision for income taxes	—	179	—	34

Net loss	(78)%	(340)%	(102)%	(169)%

     Net Revenues. Net revenues decreased 4.0% to $5.3 million for the quarter ended June 30, 2003 from $5.5 million for the quarter ended June 30, 2002. Net revenues for the first nine months of fiscal 2003 was $14.2 million, a decrease of 19.2% from the $17.6 million reported for the first nine months of fiscal 2002. The decrease in revenues for the three months ended June 30, 2003 over the same period in the prior year was primarily due to decreased sales of Hifn’s data compression and encryption processors of $107,000 and in software license and royalties of $111,000. The decrease in revenues for the nine months ended June 30, 2003 over the same period in the prior year was due to decreases in sales of Hifn’s data compression and encryption processors of $2.3 million as well as in revenues from software license and royalties of $1.1 million. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 30% and 34% of revenues for the three and nine months ended June 30, 2003, respectively. Semiconductor sales to Cisco, an OEM producer of networking equipment, comprised 30% and 19% of revenues for the three and nine months ended June 30, 2003, respectively.

     Cost of Revenues. Cost of revenues consists primarily of the cost to produce semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues was 36.9% for the three months ended June 30, 2003 and 34.4% for the same period in fiscal 2002. During the three months ended June 30, 2003 and 2002, we sold $138,000 and $300,000, respectively, in inventories that had previously been written down. Cost of processor revenues as a percentage of net processor revenues was 37.2% for the nine months ended June 30, 2003 and 36.7% for the same period in fiscal 2002. During the nine months ended June 30, 2003 and 2002, we sold $482,000 and $450,000, respectively, in inventories that had previously been written down. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses and was $132,000 and $45,000 during the three months ended June 30, 2003 and 2002, respectively, and $330,000 and $135,000 for the nine months ended June 30, 2003 and 2002, respectively.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and nonrecurring engineering fees. Such research and development expenses were approximately $4.6 million and $4.2 million for the quarters ended June 30, 2003 and 2002, respectively. The increase is attributable to an increase in non-recurring engineering and software tools and maintenance costs of $313,000 related to new and existing product development projects. The increases were offset by a reduction in deferred compensation amortization of $63,000. Research and development costs were $15.2 million and $13.7 million for the nine months ended June 30, 2003 and 2002, respectively. Amortization of deferred stock compensation decreased by $1.6 million, inclusive of $1.3 million for options canceled during December 2001 in relation to a voluntary stock option exchange program, while nonrecurring engineering and software tools and maintenance costs relating to new product development increased by $2.0 million and salaries and benefits increased by $966,000 as a result of additional headcount related to the asset acquisition completed in September 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.8 million and $2.1 million for the three months ended June 30, 2003 and 2002, respectively. The decrease primarily reflects reductions in salaries and benefits costs of $185,000 as a result of the reduction-in-force effected in October 2002 and decreases in travel and tradeshow expenses aggregating $58,000. Sales and marketing expense for the nine months ended June 30, 2003 and 2002 were approximately $5.3 million and $6.4 million, respectively. The decrease primarily reflects reductions in salaries and benefits costs of $359,000 due to reduced headcount, a decrease in amortization of deferred stock compensation of $378,000 and decreases in travel and tradeshow expenses aggregating $244,000.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $979,000 and $3.8 million for the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily attributable to a charge recorded in June 2002 of $2.7 million related to settlement of the class action litigation. General and administrative expenses for the nine months ended June 30, 2003 and 2002 were $2.9 million and $8.2 million, respectively. The decrease was primarily attributable to charges of $2.7 million related to settlement of the class action litigation, $1.6 million related to vacant facility lease and decreases in legal costs of $581,000 and in deferred compensation expense amortization of approximately $388,000.

     Amortization of Goodwill. Goodwill amortization relates to the acquisition of Apptitude and was $2.4 million and $7.1 million during the three and nine months ended June 30, 2002, respectively. The Company ceased amortization of goodwill in October 2002 as a result of the adoption of SFAS 142.

     Amortization of Intangibles. Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles was $358,000 and $463,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.1 million and $1.5 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in amortization of intangibles is the result of full amortization of certain intangible assets.

     Interest and Other Income, net. Net interest and other income was $100,000 and $211,000 for the three months ended June 30, 2003 and 2002, respectively, and $442,000 and $824,000 for the nine months ended June 30, 2003 and 2002, respectively. The decrease in interest and other income for the three and nine months ended June 30, 2003 compared to the same periods in the prior fiscal year was mainly due to the continuing decrease in the average cash balance coupled with decreasing overall interest rates.

     Income Taxes. As a result of continuing losses over a longer period than previously expected, we recorded a tax valuation allowance during fiscal 2002 to reduce the carrying value of our deferred tax assets to zero. Accordingly, we have not recognized tax benefits for the three and nine months ended June 30, 2003. The effective income tax rate for the three and nine months ended June 30, 2002 was (111)% and (25)%, respectively. The resulting effective tax rate was mainly a result of the provision for income taxes recorded to establish valuation allowances against deferred tax assets in accordance with FASB No. 109, “Accounting for Income Taxes.”

Liquidity and Capital Resources

     Net cash used in operating activities was $12.7 million for the nine months ended June 30, 2003. Net cash used in operating activities for the nine months ended June 30, 2003 was the result of net loss of $14.5 million as adjusted for non-cash items including depreciation and amortization costs of fixed assets of $1.2 million, amortization of intangibles related to acquired technology of $1.8 million, amortization of deferred stock compensation of $305,000, as well as decreases in accounts receivable of $177,000, in inventories of $273,000 and in intangibles and other assets of $67,000. These adjustments were offset by increases in prepaid expenses and other current assets of $240,000 related to prepaid insurance and software licenses, tools and maintenance, and a decrease in accounts payable and accrued expenses and other current liabilities aggregating $1.7 million.

     Net cash used in operating activities was $8.1 million for the nine months ended June 30, 2002. During the nine months ended June 30, 2002, net cash used in operating activities was attributable to net loss of $29.8 million as adjusted for non-cash items including amortization of goodwill, intangibles and deferred stock compensation of $11.2 million, depreciation and amortization costs of $1.4 million, a decrease in deferred tax assets of $5.4 million, as well as a decrease in accounts receivable, inventories and prepaid expenses and other current assets of $231,000, $1.3 million and $920,000, respectively, and an increase in accounts payable and accrued and other current liabilities of $4.1 million. These adjustments were offset by an increase in intangibles and other assets of $2.9 million.

     Net cash provided by investing activities of $865,000 for the nine months ended June 30, 2003 primarily reflects a decrease in short-term investments of $1.6 million partially offset by the purchase of property and equipment of $741,000. Net cash provided by investing activities for the nine months ended June 30, 2002 of $6.6 million related primarily to the sale of short-term investments.

     Net cash provided by financing activities was $1.4 million and $916,000 for the nine month periods ended June 30, 2003 and 2002, respectively, and were primarily attributable to proceeds from issuance of common stock.

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

     The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company’s need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company’s existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us.

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of June 30, 2003 are as follows (in thousands):

Operating Lease
Commitments

Fiscal year ending September 30,
2003	$820
2004	2,874
2005	2,259
2006	895
Thereafter	1,134

Total minimum lease payments	$7,982

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect on adoption of SFAS 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period is effective for the officer or director’s lifetime. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2003.

     We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, we believe the estimated fair value of these indemnifications is minimal and no liabilities have been recorded for these agreements as of June 30, 2003.

     We warrant that our hardware products are free from defects in material and workmanship under normal use and service and that our hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under our product or service warranties. As a result, we have not recorded any liabilities for warranties as of June 30, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Our adoption of FIN 46 during the quarter ended June 30, 2003 did not will have a material impact on our financial position, cash flows or results of operations.

     In April 2003, the FASB issued Statement of Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. We do not believe that adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

     In May 2003, the FASB issued Statement of Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not believe that adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

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

     During fiscal 2002, we performed an impairment analysis of goodwill and long-lived assets and determined that impairment had been realized on goodwill and certain developed technology, resulting in recognition of an impairment charge of $27.4 million. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of June 30, 2003.

We Depend Upon A Small Number Of Customers.

     Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 30% and 34% of our net revenues during the three and nine months ended June 30, 2003, respectively, and 46% and 36% of our net revenues in fiscal 2002 and 2001, respectively. Cisco, an OEM producer of network equipment, comprised 30% and 19% of our net revenues for the three and nine months ended June 30, 2003, respectively. Neither Quantum nor Cisco is under any binding obligation to order from us. If our sales to Quantum or Cisco decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.

     The markets in which we compete are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Our performance depends on a number of factors, including our ability to do the following:

•	Properly identify emerging target markets and related technological trends;

•	Develop end-to-end, ubiquitous systems solutions;

•	Develop, or partner with providers of, security services processors;

•	Develop both hardware and software security services solutions;

•	Develop and maintain competitive products;

•	Enhance our products by adding innovative features that differentiate our products from those of competitors;

•	Bring products to market on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new product announcements by others.

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

Our Markets Are Highly Competitive.

     We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., SafeNet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Royal Philips Electronics. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

     Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments Incorporated have significant advantage over us given their relationships with many of our customers, their extensive marketing power and name recognition and their much greater financial resources. In addition, current and potential competitors may decide to consolidate, lower the prices of their products or to bundle their products with other products. Any of the above would significantly and negatively impact our ability to compete and obtain or maintain market share. If we are unable to successfully compete against our competitors, our business, results of operations and financial condition will suffer.

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

Our Success Depends Upon Protecting Our Intellectual Property.

     Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, maskwork and copyright law to protect our intellectual property. We own seventeen (17) United States patents and seven foreign patents. We also have two pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2017. In addition to compression, we have six pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

     We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, OKI Semiconductor and Philips Semiconductor. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

     Both Toshiba Corporation and OKI Semiconductor manufacture products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 18 to 20 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

We Face Risks Associated With Acquisitions.

     We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired operations, technologies and products, in particular, if we fail to successfully integrate the acquisition of Apptitude and certain other assets and intellectual property acquired in September 2002, the anticipated benefits of these transactions will not occur;

•	Diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

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

We Have Been Engaged in Securities Class-Action Lawsuits.

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On September 4, 2002, the District Court entered an order approving a settlement by which all claims against Hifn and Mr. Farnham were dismissed without any admission of liability or wrongdoing, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in cash or Hifn stock with a minimum of 270,000 shares to be issued. The District Court entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, Hifn will issue approximately 285,412 shares of Hifn common stock, valued at approximately $2.7 million, based on the agreed price of $9.46 per share. Hifn is not obligated to perform any additional action and considers the class action litigation to be resolved.

     In March 2002, two purported shareholder derivative actions were filed against Hifn and certain of its current and former officers and directors, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal court action was voluntarily dismissed without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer because plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. On March 18, 2003, the court sustained Hifn’s demurrer to an amended complaint for the same reason. On May 16, 2003, the court entered an order dismissing the action against Hifn and all of the individual defendants with prejudice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at June 30, 2003 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk – All of the Company’s sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In October and November 1999, six purported class action complaints were filed in the United States District Court for the Northern District of California (the “District Court”) against Hifn and certain of its officers and directors. On March 17, 2000, these complaints were consolidated into In re Hi/fn, Inc. Securities Litigation No. 99-04531 SI. The consolidated complaint was filed on behalf of persons who purchased Hifn’s stock between July 26, 1999 and October 7, 1999 (the “class period”). The complaint sought unspecified money damages and alleged that the Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In August 2000, the District Court dismissed the complaint as to all defendants, other than Raymond J. Farnham and Hifn. In February 2001, the District Court certified the purported class. On September 4, 2002, the District Court entered an order approving a settlement, by which all claims against Hifn and Mr. Farnham were dismissed without any admission of liability or wrongdoing, and the shareholder class will receive $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in cash or Hifn stock with a minimum of 270,000 shares to be issued. The District Court entered a Final Judgment and Order of Dismissal with Prejudice. In accordance with the settlement, Hifn will issue approximately 285,412 shares of Hifn common stock, valued at approximately $2.7 million, based on the agreed price of $9.46 per share. The Company is not obligated to perform any additional action and considers the class action litigation to be resolved.

     In March 2002, two purported shareholder derivative actions were filed against Hifn and certain of its current and former officers and directors, one in the United States District Court for the Northern District of California and one in the Superior Court of California for the County of Santa Clara (the “federal derivative action” and the “state derivative action,” respectively). The derivative complaints alleged violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. On June 7, 2002, the federal action was voluntarily dismissed without prejudice. On June 26, 2002, the state court sustained Hifn’s demurrer because plaintiff had failed to plead facts showing that he was excused from making demand on Hifn’s board of directors. On March 18, 2003, the court sustained Hifn’s demurrer to an amended complaint for the same reason. On May 16, 2003, the court entered an order dismissing the action against Hifn and all of the individual defendants with prejudice.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Exhibit Index

Exhibit Number	Description

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K None

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: August 1, 2003	By: /s/ WILLIAM R. WALKER

William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.