Form 10-K
period 2003-09-30
HI/FN INC
filed 2003-12-16
CIK 1065246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

or
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

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act).     YES ☑     NO ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2003 was $32,168,480 (based upon the closing price reported on the NASDAQ National Market System as of the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

      The number of shares outstanding of the Registrant’s Common Stock as of December 8, 2003, was 11,440,905.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant’s 2004 Annual Meeting of Shareholders to be held February 23, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, relating to matters including, but not limited to: (i) the relationship between the Company’s technology and competitive advantage; (ii) the effect of our ongoing product and technology development on product integration and performance; (iii) the increase of competition from existing and new competitors, including major domestic and international semiconductor suppliers; (iv) the impact of U.S. export regulations on our European competitors; (v) the competitive factors in our markets; (vi) the impact of our distribution agreement on global demand for network security products; (vii) the importance of our comprehensive product service and support on our market position and design efficiency; (viii) the sufficiency of our alternate suppliers; (ix) the impact of the transition of our products to smaller semiconductor dimensions; (x) the retention of future earnings and dividend policies; (xi) our investment in Research and Development; (xii) our level of capital expenditures; (xiii) the sufficiency of our existing cash resources for the next twelve months; (xiv) future operating results; (xv) the composition of our customer base; (xvi) the anticipated average selling prices of our products; and (xvii) future performance of our investment portfolio constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends, Risks and Uncertainties within the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.     Business

Overview

      hi/fn, inc., together with its subsidiaries, Hifn Limited and Hifn Netherlands B.V., (collectively referred to as “Hifn,” “we,” “us” or “our”) is a flow classification and network security specialist company supplying most major network equipment manufacturers with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors — semiconductor devices and software — that enable secure, high-bandwidth network connectivity and efficient storage of business information. Hifn’s packet processor products perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

General

      Stac, Inc. (“Stac”) incorporated Hifn as a wholly owned subsidiary on August 14, 1996. On November 21, 1996, Stac transferred its semiconductor business, along with the associated technology, assets and liabilities, to Hifn in exchange for 6,000,000 shares of Hifn Series A Preferred Stock and 100 shares of Hifn Common Stock pursuant to a Stock Purchase Agreement.

      On March 25, 1999, the Company completed its initial public offering when it was spun off from Stac, Inc. The initial public offering raised approximately $49.2 million, net of offering expenses, followed by an additional $9.3 million when the Company’s underwriters exercised their option to purchase additional shares of Hifn’s Common Stock on April 19, 1999.

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

      In support of emerging virtual private network (“VPN”) architectures, we have led the industry by introducing the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPSec”), Secure Session Layer (“SSL”) and Transport Layer Security (“TLS”) protocols. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls.

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

      Hifn’s line of compression processors targeted at back-up storage applications provides storage equipment vendors high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and Travan style of quarter-inch cartridge tape drives.

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

      At September 30, 2003, we had a backlog of semiconductor orders representing $5.2 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2002, we had a backlog of $3.5 million. Because we quote product lead times to customers of approximately three months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

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

      Network Security Products. The Hifn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman (“RSA”) public key cryptosystem as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm (“DSA”)). Hifn’s 7711, 7751 and 7811 encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. For high-performance security requirements, Hifn’s 7814, 7815, 7851, 7854 and 7855 processors are the first to incorporate the Hifn Intelligent Packet Processing (“HIPP”) architecture for complete processing from 100 to 700 megabits per second. At the multi-gigabit speed range, Hifn provides the 8154 security processor. This device provides public key acceleration for e-commerce secure-session handling as well as secure packet processing for multi-gigabit speeds. For data communication applications such as xDSL and cable modems, the Hifn 7901, 7902 and 7951 provide the industry’s first complete broadband security processors implementing support of data compression, encryption and authentication algorithms. Hifn’s 7955 and 7956 devices are next-generation high-speed security co-processors designed for ROBO/ SME networking applications like VPN Broadband Routers, Wireless LAN Access Points and Switches, VPN Edge Routers/ Gateways, Firewall/ VPN Appliances, and other Network and Customer Premise Equipment (“CPE”). With the exception of 7851, all these devices include a public key math processor and a true hardware random number generator (“RNG”) to support the public key cryptography required for key generation, exchange and authentication.

      Network FlowThrough™ Security Products. Hifn has announced its HIPP III line of intelligent FlowThrough security processors targeted both for the traditional VPN networking market as well as the emerging storage area network (“SAN”) security market using the iSCSI and FCIP protocols. The Hifn 4300, 4350, 8300 and 8350 are capable of performing the entire IPsec protocol on-chip at multi-Gigabit speeds, as well as the Internet Key Exchange (“IKE”) handshake all in one device. Interfacing these devices to a system is straightforward as they sit at the Ethernet I/ O between the Physical layer transceiver and the Ethernet MAC function.

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

      Storage Enhancement Products. Hifn’s 9600, 9610 and 9620 high-performance compression processors provide a typical doubling of capacity and performance for mid- to high-end tape drive products.

      Evaluation Boards. To facilitate the adoption of our semiconductor devices, we design system-level boards that resemble actual end products or subsystems. Our evaluation boards include basic hardware and software that enable customers to expedite their designs by using the evaluation boards as a reference or by incorporating portions of them into their own designs. These boards are used as evaluation and development vehicles for each semiconductor device designed by Hifn.

Technology

      Hifn’s multi-protocol packet processors, which are high-performance compression, encryption/compression and public key processors, and our flow classification software have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

      Compression Algorithms and Architectures. Hifn holds key patents that cover a wide variety of lossless compression algorithms and their implementations. Specific implementations of our compression patents include the following compression algorithms: LZS, developed by Stac; MPPC, developed by Microsoft; and ALDC, developed by IBM. We have continued to improve the performance, functionality and architectures of these compression techniques. For example, semiconductor implementations of the LZS algorithm have improved in performance by a factor of forty in under four years. Through the use of various architectural implementations of our compression algorithms, we are able to provide compression solutions over a broad price-performance spectrum.

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

      Flow Classification and Measurement Architectures. Our acquisition of Apptitude in August 2000 extended our reach into the packet processing area. We have incorporated Apptitude’s flow classification technology into a software solution for network equipment vendors. This technology has one patent issued and an additional five patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow, our flow classification technology, enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/ PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

      Integrated, High-Performance Packet Processing. Hifn is continuing to develop additional packet processing functionality, including integration of computation-intensive security protocol processing functions, and integration of the MeterFlow classification capabilities. Ongoing product and technology development is expected to increase product integration and increase product performance in the future.

Intellectual Property

      Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own eighteen (18) United States patents and seven foreign patents. We also have two pending patent applications in Japan. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2020. We also have five pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology.

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

      Our products compete with products from companies such as Safenet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Cavium Networks. In 1994, Stac entered into two license agreements with IBM where Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also entered into a license agreement with Microsoft in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. Stac’s license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general-purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general-purpose microprocessors and other devices that attempt to perform all or a portion of the functions performed by our products.

      Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. In particular, companies such as Intel Corporation, Agere Systems, Motorola, Inc., National Semiconductor Corporation and Texas Instruments Incorporated have proprietary semiconductor manufacturing ability, preferred vendor status with many of our customers, extensive marketing power and name recognition, greater financial resources than us and other significant advantages over us. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure that we will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

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

Research and Development

      Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, substantial investments in research and development. Extensive product development input is obtained from customers and through our participation in industry organizations and standards setting bodies such as the Internet Engineering Task Force (“IETF”) and the Storage Network Industry Association (“SNIA”).

      As of September 30, 2003, our research and development staff consisted of 77 employees. Our research and development expenditures were $20.3 million in the fiscal year ended September 30, 2003, $18.2 million in the fiscal year ended September 30, 2002 and $18.6 million in the fiscal year ended September 30, 2001, representing 99%, 84% and 43% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Carlsbad, California, as well as in Framingham, Massachusetts and Morrisville, North Carolina.

      The acquisition of certain assets of NetOctave in September 2002 and of Apptitude in August 2000 further strengthened our development efforts, adding to our pool of hardware and software expertise and intellectual properties. Furthermore, we were able to expand our product base to include storage area network, high-performance IPSec, acceleration for firewall applications, bandwidth management, load balancing, QoS and CoS.

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

      Revenues from Quantum Corporation, through its manufacturing subcontractor, represented 34%, 46% and 36% of our net revenues for fiscal years ended September 30, 2003, 2002 and 2001, respectively. Revenues from Cisco, through its manufacturing subcontractors, represented 23% of our net revenues for fiscal year ended September 30, 2003 and revenues from Lucent, through its manufacturing subcontractors, represented 17% of our net revenues for fiscal year ended September 30, 2001. Our customers are not subject to any binding obligation to order from us. If our sales to Quantum or Cisco decline, our business, financial condition and results of operations could suffer. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon A Small Number Of Customers.”

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

      We subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation and Philips Semiconductor. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by us. None of our products are currently manufactured by more than one supplier. However, we expect that in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

      At any given time, we use mainstream processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach allows us to focus on providing differentiated functionality, the primary value-add in our products. Our current main products are manufactured using ..6, .4, .3, .25, .18 and .13 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the .13-micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

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

Employees

      As of September 30, 2003, Hifn employed a total of 117 full-time employees. Of the total number of employees, 77 were employed in research and development, 19 in sales and marketing, five in operations and 16 in finance and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.

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

Available Information

      Financial and other information relating to the Company is available on our Company’s website at http://www.hifn.com. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.     Properties

      Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 34,500 and 11,500 square feet of space in Los Gatos, California, under leases that expire in September 2005 and December 2007, respectively. We also lease other facilities; including 16,500 square feet of space for our design and operations center in Carlsbad, California, under leases that expire at various dates through December 2004; 4,200 square feet and 3,600 square feet of design center space in Framingham, Massachusetts and Morrisville, North Carolina, respectively; and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts as well as in Monument, Colorado. Additionally, we have international field offices in the United Kingdom and the Netherlands.

Item 3.     Legal Proceedings

      During fiscal 2003, Hifn completed the settlement terms of the class action complaint and had certain shareholder derivative actions dismissed. As of September 30, 2003, there were no outstanding claims against Hifn and Hifn did not have any outstanding obligations. Details relating to the class action complaint and the shareholder derivative actions are as follows:

      In 1999, a class action complaint was filed against Hifn and certain of its officers and directors alleging that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In May 2002, a settlement agreement was reached and in September 2002, a final judgment and order of dismissal with prejudice was issued by the court. Under the terms of the settlement, all claims were dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class received $9.5 million, comprised of $6.8 million in cash, which was contributed by Hifn’s insurance carriers, and the balance in Hifn Common Stock aggregating 285,412 shares, valued at $2.7 million, based on the agreed price of $9.46 per share. The cash and Common Stock settlements were distributed in September 2003. Hifn is not obligated to perform any additional action and considers the class action litigation to be resolved.

      In March 2002, two purported shareholder derivative actions were filed against Hifn and certain of its current and former officers and directors, alleging violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. In May 2003, the court entered an order dismissing the action against Hifn and all of the individual defendants with prejudice.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE AND OTHER OFFICERS OF HIFN

      The following table sets forth certain information concerning the executive and other officers of the Company as of September 30, 2003:

Name	Age	Position

Christopher G. Kenber	59	Chairman, President and Chief Executive Officer
William R. Walker	62	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	40	Vice President and Chief Technical Officer
Kamran Malik	51	Vice President of Hardware Engineering
John E. Metzger	45	Vice President of Software Engineering
Thomas A. Moore	46	Vice President of Sales and Marketing
Douglas L. Whiting, Ph.D.	47	Chief Scientist and Director

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

      Kamran Malik has served as Vice President of Hardware Engineering of Hifn since November 2002. Mr. Malik has over 25 years of experience in VLSI and ASIC development for high performance processor and networking chips, successfully managing complex projects and delivering products to market. Mr. Malik held numerous positions designing and developing high-performance processors and computer systems. From 1999 through 2002, Mr. Malik led the hardware development of a new class of storage networking products around the IP and Gigabit Ethernet standards at Nishan Systems, Inc. From 1992 through 1998, Mr. Malik architected, directed and managed the design and development of a high-end super scalar 128-bit RISC MIPS processor used in Sony’s PlayStation 2 Emotion Engine at Toshiba Corporation. Mr. Malik holds a B.S. in Electrical Engineering from the University of Engineering and Technology, Lahore, Pakistan and an MS and Ph.D. in Electrical and Computer Engineering from Oregon State University.

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

      Thomas A. Moore, Vice President of Sales of Hifn since January 2002 and of Sales and Marketing since September 2003, has over 20 years of executive sales management, business development and general management experience. Prior to joining Hifn, Mr. Moore was President and CEO of Pixami, an Internet infrastructure technology provider. For the five years prior to Pixami, he served as President of Image Software, a private software licensing and technology company. During the proceeding 15 years, Mr. Moore successfully managed direct and indirect sales organizations for Xerox, DEST and Exxon. He brings with him extensive experience in direct and indirect sales channel management. Mr. Moore received his B.A. in Economics from the University of California, Los Angeles.

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

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Hifn’s Common Stock is traded on the Nasdaq National Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported closing bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low

Fiscal Year Ended September 30, 2003:
Fourth Quarter	$9.54	$6.00
Third Quarter	9.00	4.66
Second Quarter	5.84	4.35
First Quarter	7.32	3.50
Fiscal Year Ended September 30, 2002:
Fourth Quarter	$7.70	$4.10
Third Quarter	13.72	5.46
Second Quarter	20.50	10.20
First Quarter	19.30	9.52

      On December 8, 2003, the reported last sale price of Common Stock on the Nasdaq National Market was $10.30 per share and there were approximately 764 holders of record of our Common Stock.

Dividend Policy

      We have never declared or paid any dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business and do not expect to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

      In September 2003, the Company issued 285,412 shares of unregistered common stock, valued at $2.7 million, as partial consideration for a settlement agreement in connection with a class action complaint filed against Hifn and certain of its officers and directors. The shares of unregistered common stock were issued in reliance upon the exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933, as amended.

Equity Compensation Plans

      The information required by this Item 5 regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this annual report on Form 10-K.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,

	2003	2002	2001	2000(1)	1999(2)

	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$20,480	$21,791	$43,004	$44,838	$42,351
Costs and operating expenses:
Cost of revenues	6,567	6,413	13,828	10,004	10,498
Research and development	20,329	18,221	18,569	14,577	8,022
Sales and marketing	7,211	8,445	9,462	8,172	5,963
General and administrative	3,862	12,309	7,705	5,147	2,993
Amortization of intangibles and goodwill	1,319	10,480	11,093	1,619	113
Impairment of intangibles and goodwill	3,919	27,366	—	—	—
Purchased in-process research & development	—	1,137	—	4,085	—

Income (loss) from operations	(22,727)	(62,580)	(17,653)	1,234	14,762
Interest income (expense), net	566	1,067	2,700	4,211	1,720
Other income (expense), net	(22)	(72)	(64)	(66)	(14)
Provision for (benefit from) income taxes	(1,842)	6,014	(1,660)	4,381	6,587

Net income (loss)	$(20,341)	$(67,599)	$(13,357)	$998	$9,881

Net income (loss) per share, basic	$(1.89)	$(6.49)	$(1.32)	$0.11	$1.22
Net income (loss) per share, diluted	$(1.89)	$(6.49)	$(1.32)	$0.10	$1.06
Weighted average shares outstanding, basic	10,741	10,417	10,141	9,017	8,115
Weighted average shares outstanding, diluted	10,741	10,417	10,141	10,055	9,295

	September 30,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$43,074	$54,666	$64,751	$64,815	$70,086
Total assets	52,821	72,279	126,810	131,479	83,530
Working capital	35,465	44,071	70,297	66,498	73,153
Total debt	—	—	—	27	—
Total stockholders’ equity	41,117	56,656	119,835	124,191	76,049

(1)	In August 2000, we completed our acquisition of Apptitude in a transaction accounted for as a purchase. The Statement of Operations for fiscal year ended September 30, 2000 includes the operating results of Apptitude from the date of acquisition.

(2)	On March 31, 1999, we issued 1,600,000 shares of common stock at a price of $33 per share in an equity offering, which raised approximately $49.2 million, net of offering expenses. On April 19, 1999 our underwriters exercised their option to purchase an additional 300,000 shares of our common stock, which yielded an additional $9.3 million in proceeds to us.

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

      Revenues from one customer, through its manufacturing subcontractor, represented 34%, 46% and 36% of our net revenues for fiscal years ended September 30, 2003, 2002 and 2001, respectively. Revenues from a second customer, through its manufacturing subcontractors, represented 23% of our net revenues for fiscal year ended September 30, 2003.

      In September 2002, Hifn acquired certain assets and intellectual property valued at $677,000 for cash consideration of approximately $2.2 million, including acquisition related costs. Assets acquired include fixed assets, core technology and workforce comprising of 15 engineers that joined us on October 1, 2002. Additionally, we acquired in-process research and development costs of approximately $1.1 million, which were expensed at the time of the acquisition.

      In August 2000, Hifn acquired Apptitude, a provider of embedded Internet traffic analysis solutions through a merger of Apptitude with and into a wholly owned subsidiary of Hifn. The aggregate purchase consideration was $58.5 million, consisting of $20 million in cash and $38.5 million in stock. In exchange, we received tangible assets and assumed liabilities as well as intangible assets including developed and core technology, workforce and patents. Additionally, we acquired in-process research and development costs which were expensed at the time of the acquisition.

      During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand, consequently, long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million. During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, we significantly lowered our estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Accordingly, we estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. We recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their fair value. The remaining carrying value of goodwill at September 30, 2003 was approximately $1.0 million. We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” during the first quarter of fiscal 2003, which effectively replaces SFAS 121. In accordance with SFAS 142, the remaining carrying value of goodwill is not amortized, but is subject to annual impairment testing.

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

      We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of September 30, 2003 was $2.0 million and included approximately $195,000 in exchange rights for unsold licenses.

      Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of September 30, 2003, inventories of $2.7 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

      We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

      Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the fourth quarter of fiscal 2003, the Company’s product plans changed as a result of a shift in customer feature requirements and demand. Consequently, long-lived and intangibles assets associated with terminated projects were impaired and a charge of $3.9 million was recorded. During the fourth quarter of fiscal 2002, prior to the implementation of SFAS 142, we recorded a $27.4 million charge for impairment of goodwill and other intangible assets. The impairment charges were based on the present value of management estimates of future cash flows. Changes in these estimates could have a material impact on the impairment charge and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

      In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are no longer be amortized but instead are subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. We adopted SFAS No. 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense aggregated $8.6 million and

$9.4 million during fiscal 2002 and 2001, respectively. After the impairment described above, the carrying value of goodwill was approximately $1.0 million at September 30, 2003. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

      Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. During fiscal 2002, we recorded a net tax expense of $6.0 million to establish a valuation allowance against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

      During fiscal 2002, in relation to the $9.5 million court-approved settlement of the class action suit against us, we recognized $2.7 million in litigation settlement charges, representing the uninsured portion of the total settlement amount. Subsequently, in September 2003, we settled our obligation through the issuance of 285,412 shares of our common stock to the class.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,

	2003	2002	2001

Net revenues	100%	100%	100%

Costs and operating expenses:
Cost of revenues	32	29	32
Research and development	99	84	43
Sales and marketing	35	39	22
General and administrative	19	56	18
Amortization of intangibles and goodwill	6	48	26
Impairment of intangibles and goodwill	19	126	—
Purchased in-process research & development	—	5	—

Total costs and operating expenses	211	387	141

Income (loss) from operations	(111)	(287)	(41)
Interest and other income (expense), net	3	4	6

Income (loss) before income taxes	(108)	(283)	(35)
Provision for (benefit from) income taxes	(9)	27	(4)

Net income (loss)	(99)%	(310)%	(31)%

Years Ended September 30, 2003, 2002 and 2001

      Net Revenues. Net revenues from sales of semiconductor processors and licenses of software libraries decreased 6% in fiscal 2003 to $20.5 million compared to $21.8 million in fiscal 2002. The decrease in net revenues in fiscal 2003 from fiscal 2002 was mainly due to a decrease in license and software revenues of $1.3 million. Net revenues from sales of semiconductor processors and licenses of software libraries decreased 49% in fiscal 2002 to $21.8 million compared to $43.0 million in fiscal 2001. The decrease in net revenues in fiscal 2002 from fiscal 2001 was due to a decrease in sales of our data compression and encryption processors to network equipment manufacturers of $19.4 million as well as a decrease in license and software revenues of $1.8 million. Semiconductor sales to Quantum, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 34%, 46% and 36% of net revenues in each of fiscal 2003, 2002 and 2001, respectively. Semiconductor sales to Cisco, an original equipment manufacturer, comprised 23% of net revenues in fiscal 2003. Semiconductor sales to Lucent, an original equipment manufacturer of networking equipment, through its manufacturing subcontractors, comprised 17% of net revenues in fiscal 2001.

      Cost of Revenues. Cost of revenues consists primarily of semiconductor processors which were manufactured to our specifications by third parties for resale by us. Cost of revenues, as a percentage of net revenues, increased to 32% in fiscal 2003 from 29% in fiscal 2002. Cost of revenues, as a percentage of revenues, of 32% in fiscal 2001 included a $3.4 million charge for excess inventory that resulted from a decrease in semiconductor processor demand below our previous expectations. Exclusive of the inventory charge, cost of revenues in fiscal 2001 was 24% of net revenues. During fiscal 2003 and 2002, we sold inventories that had previously been written off and recognized net recoveries of $780,000 and $710,000, respectively. The fluctuation in cost of revenues is primarily attributable to shifts in the proportion of processors revenues to software revenues.

      Research and Development. Research and development expenses were $20.3 million, or 99% of net revenues in fiscal 2003, $18.2 million, or 84% of net revenues, in fiscal 2002 and $18.6 million, or 43% of net revenues, in fiscal 2001. Research and development expenses increased in fiscal 2003 from fiscal 2002 and reflect an increase in salaries and benefits of $1.1 million as a result of an increase in headcount, an increase in nonrecurring engineering charges of $1.6 million and depreciation of engineering development tools of $867,000 offset by a reduction in deferred compensation amortization related to the acquisition of Apptitude of $1.7 million, which includes $1.3 million in deferred compensation amortization related to the voluntary stock option exchange in fiscal 2002.

      Research and development expenses decreased slightly in fiscal 2002 from fiscal 2001 and reflect an increase in nonrecurring engineering charges of $614,000 and the purchase of engineering development tools for new product development of $331,000 offset by a reduction in outside service costs for contractors of $855,000 and a reduction in compensation and benefits of $579,000 generally as a result of the suspension of bonus and profit sharing programs in fiscal 2002.

      Research and development expense also includes amortization of deferred stock compensation related to the acquisition of Apptitude of $309,000 in fiscal 2003, $2.0 million in fiscal 2002 and $1.8 million in fiscal 2001. We expect our investments in research and development to continue to increase in coming periods on an absolute basis, excluding the effect of deferred compensation amortization charges, as we continue to develop products targeted at meeting market needs. We currently have six products in development with anticipated production dates ranging from December 2003 through early 2005. However, we cannot assure that product development programs invested in by us will be successful or that products resulting from such programs will achieve market acceptance.

      Sales and Marketing. Sales and marketing expenses were $7.2 million, or 35% of net revenues, in fiscal 2003, $8.4 million, or 39% of net revenues, in fiscal 2002 and $9.5 million, or 22% of net revenues, in fiscal 2001. The decrease in sales and marketing expenses in fiscal 2003 from fiscal 2002 reflects the net effect of a decrease in salaries and wages expense of $524,000 as a result of a decrease in average headcount of eight employees, a decrease in deferred compensation expense of $383,000 and decreases in travel, tradeshow and conference expenses of $241,000 which were offset by an increase in sales representative commissions of $195,000 due to higher level of sales made through sales representatives.

      The decrease in sales and marketing expenses in fiscal 2002 from fiscal 2001 reflects the net effect of a decrease in outside services and advertising costs of $769,000, a decrease in tradeshow and conference expenses of $184,000 and a decrease in sales representative commissions of $460,000 due to lower revenue levels. This was offset by an increase in salaries and wages expense of $402,000 as a result of an increase in average headcount of two employees and a net increase in deferred compensation expense of $90,000, inclusive of $329,000 in deferred compensation amortization related to the voluntary stock option exchange.

      General and Administrative. General and administrative expenses were $3.9 million, or 19% of net revenues, in fiscal 2003, $12.3 million, or 56% of net revenues, in fiscal 2002 and $7.7 million, or 18% of net revenues, in fiscal 2001. The decrease in general and administrative expenses in fiscal 2003 as compared to fiscal 2002 mainly relate to certain charges recorded in fiscal 2002 including $3.7 million related to vacant facility lease obligations, accrued shareholder litigation settlement charge of $2.7 million, as well as decreased legal expenses of $526,000 and in the amortization of deferred compensation expense of $394,000.

      The increase in general and administrative expenses in fiscal 2002 as compared to fiscal 2001 primarily reflects a net charge related to vacant facility lease obligations of $3.7 million, accrued shareholder litigation settlement charge of $2.7 million, as well as increased legal expenses of $328,000 offset by a decrease in the amortization of deferred compensation expense of $1.3 million.

      Amortization of deferred stock compensation related to the acquisition of Apptitude were $51,000 for fiscal 2003, $420,000 for fiscal 2002, inclusive of $70,000 in amortization related to the voluntary stock option exchange, and $1.8 million for fiscal 2001. Legal costs for the fiscal years ended 2003, 2002 and 2001 were $143,000, $689,000 and $342,000, respectively.

      Amortization of Intangibles and Goodwill. Amortization of intangibles was $1.3 million, or 6% of net revenues, for fiscal 2003, $1.8 million, or 8% of net revenues, for fiscal 2002, and $1.7 million, or 4% of net revenues, for fiscal 2001. Goodwill amortization expense related to the acquisition of Apptitude aggregated $8.6 million and $9.4 million in fiscal years 2002 and 2001, respectively. As a result of our adoption of SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements), we ceased amortization of goodwill beginning October 1, 2002.

      Impairment of Intangibles and Goodwill. During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand, consequently, long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million to write down developed and licensed technologies.

      During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the Apptitude technology had shifted, resulting in a significant reduction in expected revenues. As a result of our evaluation of the carrying value of long-lived assets, we recorded an impairment charge of $27.4 million as a write-down of goodwill and developed technology.

      The remaining carrying value of goodwill at September 30, 2003 was approximately $1.0 million, which balance is not amortized but is subject to impairment testing in accordance with SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements).

      Purchased In-Process Research and Development. Purchased in-process research and development (“IPR&D”) in fiscal 2002 related to the purchase of intellectual property for processing of IPsec packets using a combination of hardware, firmware and software was $1.1 million, or 5% of net revenues. IPR&D for a flow classification processor related to the acquisition of Apptitude in August 2000 was $4.1 million, or 9% of net revenues. Purchased IPR&D related to the value assigned to products which had not reached technological feasibility at the time of purchase or acquisition.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net, for fiscal 2003 was $544,000, or 3% of net revenues, $995,000, or 4% of net revenues for fiscal 2002, and $2.6 million, or 6% of net revenues, for fiscal 2001. The continuing decrease in net interest income was primarily a result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during the past three fiscal years as well as a decrease in market interest rates.

      Income Taxes. The effective tax rates for fiscal 2002 was a benefit of 10% and for fiscal 2003 and 2001 charges of 8% and 11%, respectively. During fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of our continuing losses over a longer period than previously expected, we recorded a valuation allowance of $9.8 million during the third quarter of fiscal 2002 to reduce the carrying value of our deferred tax assets. We considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. We recorded a benefit from income taxes of $1.7 million in fiscal 2001. The resulting effective tax rates are primarily the result of the non-deductibility of certain acquisition-related costs consisting mainly of the amortization of intangibles and goodwill. The effective tax rate for fiscal 2001 of 11% is below the combined statutory tax rate of 40% due primarily to the fact that there is no tax benefit from the accounting amortization of intangible assets and stock-based compensation.

Liquidity and Capital Resources

      Operating Activities. In fiscal 2003, cash used in operating activities of approximately $12.2 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles of $3.9 million, amortization of intangibles and of deferred stock compensation of $2.7 million, depreciation and amortization costs of $1.5 million and decreases in prepaids and other current assets of $1.0 million, in inventories of $349,000 and in other assets of $228,000. These adjustments were offset by an increase in accounts receivable of $452,000 and decreases in accounts payable and accrued expenses and other current liabilities aggregating $1.2 million.

      In fiscal 2002, cash used in operating activities of approximately $5.9 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles and goodwill of $27.4 million, amortization of intangibles and goodwill and of deferred stock compensation of $13.8 million, depreciation and amortization costs of $1.9 million, in-process research and development charge of $1.1 million and a decrease in deferred income taxes of $5.7 million. Operating cash flows were also provided by a decrease in accounts receivable of $1.5 million offset by an increase in inventory and prepaids and other current assets of $1.8 million, a decrease in accounts payable and accrued expenses and other current liabilities of $8.7 million. These adjustments were offset by increases in other assets of $200,000.

      In fiscal 2001, we generated cash from operating activities of approximately $1.3 million comprised of net loss as adjusted for non-cash items including amortization of intangibles and deferred stock compensation of $15.0 million, depreciation and amortization costs of $1.7 million and an increase in deferred income taxes of $362,000 as well as a decrease in accounts receivable of $1.9 million and an increase in accrued expenses and other current liabilities of $122,000. These adjustments were offset mainly by increases in prepaid expenses and other current assets of $2.4 million, other assets of $1.3 million, inventory of $330,000 and a decrease in accounts payable of $410,000.

      Investing Activities. Cash used in investing activities in fiscal 2003 was $1.5 million, resulting from the sale of short-term investments of $388,000 and the acquisition of $1.1 million in property and equipment. Cash provided by investing activities in fiscal 2002 was $3.4 million, resulting from the net sales of short-term investments of $8.5 million, the acquisition of $4.8 million in intellectual property and $336,000 in property and equipment. Cash used in investing activities in fiscal 2001 was $7.5 million, resulting from the purchase of short-term investments of $5.0 million and the acquisition of $2.5 million in property and equipment. Our capital expenditures in fiscal 2003 reflect costs incurred for office and engineering test and development equipment. Our capital expenditure in fiscal 2001 reflects costs incurred in relation to the consolidation of our northern California facilities as well as the additional facilities in Los Gatos and Carlsbad. We expect capital expenditures in the foreseeable future to approximate fiscal 2003 levels.

      Financing Activities. Cash provided by financing activities in fiscal 2003, 2002 and 2001 of $1.7 million, $916,000 and $1.2 million, respectively, reflect proceeds from stock option exercises and stock purchase plan purchases slightly offset by payments on debt obligations.

      We have no long-term liabilities. Our long-term contractual obligations for operating leases are as follows (in thousands):

Fiscal year ending September 30, 2004	$2,874
2005	2,259
2006	895
2007	906
Thereafter	229

Total minimum lease payments	$7,163

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

Trends, Risks and Uncertainties

      In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

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

      During fiscal 2003 and 2002, we performed impairment analyses of goodwill and long-lived and intangible assets and determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of September 30, 2003.

We Depend Upon A Small Number Of Customers.

      Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 34%, 46% and 36% of our net revenues in fiscal 2003, 2002 and 2001, respectively. Cisco, an OEM producer of network equipment, comprised 23% of our net revenues for the year ended September 30, 2003. Lucent, through its manufacturing subcontractor, accounted for approximately 17% of our net revenues in fiscal 2001. Neither Quantum nor Cisco is under any binding obligation to order from us. If our sales to Quantum or Cisco decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

      Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco Systems, Inc., Nortel Networks, Inc. and 3Com Corporation. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

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

Our Markets Are Highly Competitive.

      We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., SafeNet, Inc., IBM, Broadcom Corporation, Motorola, Inc. and Cavium Networks. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Success Depends Upon Protecting Our Intellectual Property.

      Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, maskwork and copyright law to protect our intellectual property. We own eighteen (18) United States patents and seven foreign patents. We also have two pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2020. We have five pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

      We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation and Philips Semiconductor. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

      Toshiba Corporation manufactures products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 20 to 23 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease or our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

•	Difficulties in assimilating acquired operations, technologies and products;

•	Diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

      We may not be able to successfully integrate businesses, products, technologies or personnel that we acquire. If we fail to do so, our business, financial condition and results of operations could suffer.

The Cyclical Nature Of The Semiconductor Industry May Harm Our Business.

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

We Have Been Engaged in Securities Class-Action Lawsuits.

      During fiscal 2003, we completed the settlement terms of the class action complaint and had shareholder derivative actions dismissed. As of September 30, 2003, there were no outstanding claims against us and we did not have any outstanding obligations. Details relating to the class action complaint and the shareholder derivative actions are as follows:

      In 1999, a class action complaint was filed against us and certain of our officers and directors alleging that Hifn and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In May 2002, a settlement agreement was reached and in September 2002, a final judgment and order of dismissal with prejudice was issued by the court. Under the terms of the settlement, all claims were dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class received $9.5 million, comprised of $6.8 million in cash, which was contributed by our insurance carriers, and the balance in Hifn common stock aggregating 285,412 shares, valued at $2.7 million, based on the agreed price of $9.46 per share. The cash and common stock settlements were distributed in September 2003. We are not obligated to perform any additional action and consider the class action litigation to be resolved.

      In March 2002, two purported shareholder derivative actions were filed against us and certain of our current and former officers and directors, alleging violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. In May 2003, the court entered an order dismissing the action against us and all of the individual defendants with prejudice.

Recent Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect of adoption of SFAS 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the EITF reached a consensus on Issue 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company’s adoption of EITF 00-21 did not have a material impact on its financial position, cash flows or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for Variable Interest Entities existing prior to February 1, 2003. The Company’s adoption of FIN 46 during the quarter ended June 30, 2003 did not have a material impact on its financial position, cash flows or results of operations.

      In April 2003, the FASB issued Statement of Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company’s adoption of SFAS 149 did not have a material impact on its financial position, cash flows or results of operations.

      In May 2003, the FASB issued Statement of Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The Company’s adoption of this Statement during the quarter ended September 30, 2003, did not have a material impact on its financial position, cash flows or results of operations.

      In August 2003, the EITF reached a consensus on Issue No. 03-5 (“EITF03-5”), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 involves whether non-software deliverables included in an arrangement that contains software that is more-than-incidental to the products or services as a whole are included with the scope of SOP 97-2 “Software Revenue Recognition.” The Company is currently evaluating the impact of this new pronouncement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2003 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

      All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars and most of our revenues are generated in the United States of America. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. We to date have not incurred gains and losses from such fluctuations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Auditors	35
Consolidated Balance Sheets as of September 30, 2003 and 2002	36
Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001	37
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002 and 2001	38
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	39
Notes to Consolidated Financial Statements	40-54

Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts and Reserves for the years ended September 30, 2003, 2002 and 2001	58

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of hi/fn, inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the Consolidated Financial Statements, effective October 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

October 20, 2003

HIFN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,080	$53,060
Short-term investments	1,994	1,606
Accounts receivable, net of allowance for doubtful accounts of $205 and $164, respectively	2,715	2,263
Inventories	355	704
Prepaid expenses and other current assets	1,025	2,061

Total current assets	47,169	59,694
Property and equipment, net	2,107	2,580
Intangible assets, net	2,035	7,567
Other assets	1,510	2,438

	$52,821	$72,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,123	$2,712
Accrued expenses and other current liabilities	9,581	12,911

Total current liabilities	11,704	15,623

Commitments and contingencies (Note 10 and Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,201,000 and 10,492,000 shares issued and outstanding	11	10
Additional paid-in capital	127,611	123,265
Deferred stock compensation	(138)	(593)
Accumulated deficit	(86,367)	(66,026)

Total stockholders’ equity	41,117	56,656

	$52,821	$72,279

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,

	2003	2002	2001

Net revenues:
Processors	$17,041	$17,087	$36,492
Software licenses and other	3,439	4,704	6,512

Total net revenues	20,480	21,791	43,004

Costs and operating expenses:
Cost of revenues — processors	6,138	6,230	13,681
Cost of revenues — software licenses and other	429	183	147
Research and development	20,329	18,221	18,569
Sales and marketing	7,211	8,445	9,462
General and administrative	3,862	12,309	7,705
Amortization of intangibles	1,319	1,841	1,669
Amortization of goodwill	—	8,639	9,424
Impairment of intangibles	3,919	629	—
Impairment of goodwill	—	26,737	—
Purchased in-process research & development	—	1,137	—

Total costs and operating expenses	43,207	84,371	60,657

Loss from operations	(22,727)	(62,580)	(17,653)
Interest income	566	1,075	2,715
Interest expense	—	(8)	(15)
Other expense, net	(22)	(72)	(64)

Loss before income taxes	(22,183)	(61,585)	(15,017)
Provision for (benefit from) income taxes	(1,842)	6,014	(1,660)

Net loss	$(20,341)	$(67,599)	$(13,357)

Net loss per share:
Basic and diluted	$(1.89)	$(6.49)	$(1.32)

Shares used in computing net loss per share:
Basic and diluted	10,741	10,417	10,141

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Retained
	Common Stock		Deferred	Additional	Earnings	Total
			Stock	Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Capital	Deficit)	Equity

Balance at September 30, 2000	10,007	$10	$(7,460)	$116,711	$14,930	$124,191
Issuance of common stock upon exercise of options	134	—	—	421	—	421
Amortization of deferred stock compensation	—	—	3,865	—	—	3,865
Reduction in deferred stock compensation due to terminations	—	—	177	(177)	—	—
Issuance of common stock under employee stock purchase plan	43	—	—	845	—	845
Tax benefit from employee stock plans	—	—	—	3,870	—	3,870
Net loss	—	—	—	—	(13,357)	(13,357)

Balance at September 30, 2001	10,184	10	(3,418)	121,670	1,573	119,835
Issuance of common stock upon exercise of options	88	—	—	237	—	237
Amortization of deferred stock compensation	—	—	1,079	—	—	1,079
Reduction in deferred stock compensation due to voluntary stock option exchange	—	—	1,746	—	—	1,746
Issuance of common stock for purchase of intellectual property	150	—	—	2,202	—	2,202
Issuance of common stock under employee stock purchase plan	70	—	—	705	—	705
Reversal of tax benefit from employee stock plans, net of recognized benefit	—	—	—	(1,549)	—	(1,549)
Net loss	—	—	—	—	(67,599)	(67,599)

Balance at September 30, 2002	10,492	10	(593)	123,265	(66,026)	56,656
Issuance of common stock upon exercise of options	249	1	—	965	—	966
Amortization of deferred stock compensation	—	—	355	—	—	355
Reduction in deferred stock compensation due to terminations	—	—	100	(100)	—	—
Issuance of common stock for class action litigation settlement	285	—	—	2,700	—	2,700
Issuance of common stock under employee stock purchase plan	175	—	—	781	—	781
Net loss	—	—	—	—	(20,341)	(20,341)

Balance at September 30, 2003	11,201	$11	$(138)	$127,611	$(86,367)	$41,117

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(20,341)	$(67,599)	$(13,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,533	1,867	1,674
Write-down of fixed assets	25	—	—
Amortization of intangibles	2,313	2,338	1,669
Amortization of goodwill	—	8,639	9,424
Impairment of intangibles	3,919	629	—
Impairment of goodwill	—	26,737	—
Amortization of deferred stock compensation	355	1,079	3,865
Reduction in deferred stock compensation due to voluntary stock option exchange	—	1,746	—
Purchased in-process research and development	—	1,137	—
Deferred income taxes	—	5,672	362
Change in allowance for doubtful accounts	41	10	(198)
Changes in assets and liabilities:
Accounts receivable	(493)	1,541	2,132
Inventories	349	981	(330)
Prepaid expenses and other current assets	1,036	848	(2,377)
Other assets	228	(198)	(1,324)
Accounts payable	(589)	1,282	(410)
Accrued expenses and other current liabilities	(630)	7,393	122

Net cash provided by (used in) operating activities	(12,254)	(5,898)	1,252

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	(388)	8,545	(5,024)
Purchase of intellectual property	—	(4,767)	—
Purchases of property and equipment	(1,085)	(336)	(2,517)

Net cash provided by (used in) investing activities	(1,473)	3,442	(7,541)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,747	942	1,266
Payment on line of credit and capital lease obligations	—	(26)	(65)

Net cash provided by financing activities	1,747	916	1,201

Net decrease in cash and cash equivalents	(11,980)	(1,540)	(5,088)
Cash and cash equivalents at beginning of period	53,060	54,600	59,688

Cash and cash equivalents at end of period	$41,080	$53,060	$54,600

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

      The Company has an accumulated deficit of $86.4 million as of September 30, 2003 and incurred losses of $20.3 million during the year ended September 30, 2003. The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Apptitude Acquisition Corporation (“Apptitude”). In January 2003, Apptitude was merged into Hifn. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Short-Term Investments

      The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in municipal bonds. The carrying amount of these investments approximated fair value due to the short maturities or variable interest rates for investments with long term maturities. At September 30, 2003, all short-term investments were classified as available-for-sale and carried at fair value. Unrealized gains or losses for the periods presented were not material.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in money market funds and commercial paper with high credit quality financial institutions.

      Substantially all of the Company’s customers are original equipment manufacturers (“OEMs”) or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2003, four customers accounted for 20%, 17%, 16% and 14%, respectively, of total accounts receivable. At September 30, 2002, three customers accounted for 21%, 18% and 17%, respectively, of total accounts receivable. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were not significant in fiscal 2003, 2002 and 2001.

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

Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolete or excess inventories are first identified. Such inventory reserves permanently reduce the cost basis of the underlying inventory. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by the Company.

Long-Lived Assets

      The Company assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The assessment of possible impairment is based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the fair value of such assets.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related improvements. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of property and equipment may not be recoverable. Repair and maintenance costs are expensed as incurred.

Goodwill and Purchased Intangible Assets

      Identifiable finite lived intangible assets generally comprises of purchased intellectual property, core technology, workforce and patents and are amortized on a straight-line basis over the estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from 24 months to 5 years. The Company evaluates the recovery of finite lived intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value may not be recoverable, we measure impairment by using the projected discounted cash flow method. During the fourth quarter of fiscal 2003, we concluded that impairment indicators existed and that certain long-lived and intangible assets and goodwill were impaired and as a result, we recorded impairment charges of $3.9 million. During the fourth quarter of 2002, prior to the implementation of SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $27.4 million charge for impairment of goodwill and other intangible assets.

      The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment annually on May 31 and whenever events or circumstances may occur that might require the need for more frequent tests. The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net asset value. The excess of the fair value of the Company over the amounts allocated to the identifiable assets and liabilities of the Company is the implied fair value of the Company’s goodwill.

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

Research and Development Costs

      Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2003 or 2002.

Stock-Based Compensation

      The Company accounts for its employee and stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” are as follows:

	Year Ended September 30,

	2003	2002	2001

Net loss:
As reported	$(20,341)	$(67,599)	$(13,357)
Add: stock-based employee compensation recorded in the Statement of Operations	355	2,825	3,865
Less: fair value of stock-based employee compensation	(11,151)	(12,324)	(14,121)

Pro forma	$(31,137)	$(77,098)	$(23,613)

Net loss per share:
Basic and diluted
As reported	$(1.89)	$(6.49)	$(1.32)
Pro forma	(2.90)	(7.40)	(2.33)

      See Note 7 for a discussion of the assumptions used in computing the fair value of option grants for purposes of these disclosures.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 8). Valuation allowances are established to management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realizable as a deferred tax asset. During the year ended September 30, 2002, the Company recorded a valuation allowance of $15.4 million.

Comprehensive Income

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes foreign currency translation adjustments arising from consolidation of the Company’s foreign subsidiary and unrealized gains and losses on the Company’s short-term investments. Comprehensive income (loss) is disclosures in the Consolidated Statements of Stockholders’ Deficit.

Asset Impairment

      During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand, consequently, long-lived and intangible assets associated with terminated projects were impaired and the Company recorded a charge of $3.9 million to write down developed and licensed technologies. During the fourth quarter of fiscal 2002, the Company also determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, management significantly lowered its estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under SFAS 121. Accordingly, the Company estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. The Company recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their estimated fair value. The remaining carrying value of goodwill at September 30, 2003 was approximately $1.0 million.

Goodwill

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 applies to business combinations and eliminates the pooling-of-interests method of accounting. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests, the first of which was conducted as of October 1, 2002, in accordance with the Statements. Other intangible assets are amortized over their useful lives. Under the new Statements, certain intangibles such as workforce acquired in a business combination were reclassified as goodwill and certain intangibles were reclassified as previously reported goodwill. In addition, we have ceased amortization of goodwill. As of September 30, 2003, the Company has goodwill of $1.0 million.

      If amortization expenses related to goodwill that is no longer amortized with our adoption of SFAS 142 had been excluded from operating expenses for each of fiscal years ended September 30, 2002 and 2001, earnings per share would have been as follows:

	Year Ended
	September 30,

	2002	2001

Net loss:
Reported net loss	$(67,599)	$(13,357)
Goodwill and workforce amortization	8,897	9,724

Adjusted net loss	$(58,702)	$(3,633)

Basic and diluted loss per share:
Reported net loss	$(6.49)	$(1.32)
Goodwill and workforce amortization	.85	.96

Adjusted net loss	$(5.64)	$(0.36)

Recent Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the second fiscal quarter ended March 31, 2003. The effect of adoption of SFAS 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the EITF reached a consensus on Issue 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company’s adoption of EITF 00-21 did not have a material impact on its financial position, cash flows or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003, for Variable Interest Entities existing prior to February 1, 2003. The Company’s adoption of FIN 46 during the quarter ended June 30, 2003 did not have a material impact on its financial position, cash flows or results of operations.

      In April 2003, the FASB issued Statement of Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company’s adoption of SFAS 149 did not have a material impact on its financial position, cash flows or results of operations.

      In May 2003, the FASB issued Statement of Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The Company’s adoption of this Statement during the quarter ended September 30, 2003, did not have a material impact on its financial position, cash flows or results of operations.

Note 3 — Acquisitions

Asset Acquisition

      In September 2002, the Company acquired certain assets and intellectual property from a development stage company for cash consideration of $2.2 million. The Company allocated the total consideration to assets purchased and in-process research and development based partly upon third party valuations conducted as of the date of acquisition. The amounts allocated to core technology and workforce of $639,000 and $255,000, respectively, were recorded as intangible assets and are being amortized on a straight-line basis over a period of two and fours years, respectively. The design team of 15 engineers related to the acquired intellectual property joined the Company effective October 1, 2002. Purchased in-process research and development of $1.1 million related to processing of IPsec packets, representing the portion of the acquired technology that was not part of the identifiable core, was expensed at the time of purchase as a one-time charge because technological feasibility had not been established. Technological feasibility was subsequently established during October 2004 after the Company continued to develop the acquired technology at a cost consistent with expectations. Fixed assets amounted to $122,000.

Note 4 — Balance Sheet Details

	September 30,

	2003	2002

	(in thousands)
Property and equipment:
Computer equipment	$5,557	$4,540
Furniture and fixtures	1,161	1,161
Leasehold improvements	1,188	1,188
Office equipment	636	593

	8,542	7,482
Less: accumulated depreciation	(6,435)	(4,902)

	$2,107	$2,580

Intangible assets:
Developed and core technology	$3,903	$8,871
Workforce	255	255
Patents	600	600

	4,758	9,726
Less: accumulated amortization	(3,752)	(3,188)

	1,006	6,538
Goodwill	1,029	1,029

	$2,035	$7,567

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$3,492	$4,329
Accrued non-recurring engineering costs	2,120	974
Deferred revenue	2,013	2,788
Compensation and employee benefits	1,486	1,367
Accrued litigation settlement	—	2,700
Other	470	753

	$9,581	$12,911

Note 5 — Net Loss Per Share

      Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase by the Company. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method, and convertible preferred stock, using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

      Options to purchase 3,593,946, 3,439,366 and 3,521,688 shares of Common Stock at weighted average exercise prices of $11.14, $12.91 and $26.77 per share were outstanding at September 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because their impact would be anti-dilutive.

Note 6 — Supplemental Cash Flow Information

	Year Ended September 30,

	2003	2002	2001

	(in thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$—	$8	$15
Cash paid during the year for income taxes	8	206	1,424
Cash received during the year from refund of income taxes	2,660	1,208	1,375
Supplemental non-cash investing and financing activities:
Common stock issued upon purchase of intellectual property	—	2,202	—
Common stock issued in settlement of class action litigation	2,700	—	—

Note 7 — Stock Options and Employee Benefits

Employee Stock Option Plan

      The 1996 Equity Incentive Plan (the “1996 Plan”) had 4,949,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

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

      The following table summarizes the activities and related information under the 1996 Plan, the Aptitude Plan and the 2001 Plan:

			Weighted Average
			Exercise Price (per
	Options Available	Options	share) of Options
	for Grant	Outstanding	Outstanding

Balance at September 30, 2000	377,943	2,751,752	$30.55
Additional shares authorized	1,975,000
Options granted	(1,583,423)	1,583,423	19.90
Options exercised	—	(134,322)	3.14
Options cancelled	664,394	(679,165)	30.74

Balance at September 30, 2001	1,433,914	3,521,688	26.77
Additional shares authorized	1,000,000
Options granted	(1,542,913)	1,542,913	8.88
Options exercised	—	(88,637)	2.68
Options cancelled	1,169,611	(1,536,598)	41.17

Balance at September 30, 2002	2,060,612	3,439,366	12.91
Additional shares authorized	500,000
Options granted	(900,574)	900,574	4.74
Options exercised	—	(248,851)	3.88
Options cancelled	474,731	(497,143)	15.42

Balance at September 30, 2003	2,134,769	3,593,946	11.14

      The following table summarizes options outstanding at September 30, 2003 and related weighted average exercise prices and lives as follows:

	Options Outstanding and Exercisable			Options Vested and
				Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Quantity	(in years)	Exercise Price	Quantity	Exercise Price

$ 0.60-$ 3.15	179,526	4.41	$2.44	179,526	$2.44
3.91- 4.12	442,626	9.00	4.11	275,799	4.12
4.65- 5.35	420,649	7.96	5.14	132,878	5.00
5.36- 6.00	163,502	8.74	5.69	36,094	5.81
6.09- 6.66	768,735	6.84	6.64	611,343	6.65
6.97- 13.93	406,027	8.07	11.51	201,542	11.85
13.94- 13.94	4,000	7.46	13.94	2,500	13.94
14.69- 14.69	412,000	7.42	14.69	258,429	14.69
14.72- 16.00	483,020	7.93	15.76	245,733	15.78
16.19- 125.50	313,861	6.76	35.68	258,791	37.94

0.60- 125.50	3,593,946	7.55	11.14	2,202,635	12.00

      The weighted average fair value of options granted during 2003, 2002 and 2001 were $3.09, $5.42 and $9.56, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 2003, 2002 and 2001: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 2.49%, 3.77% and 4.66%, respectively; a weighted average expected stock award term of 4.0 years for all periods; and an expected volatility factor of 90%, 80% and 70%, respectively.

Employee Stock Purchase Plan

      In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 174,265 and 69,746 shares were issued during fiscal 2003 and 2002, respectively, at weighted average prices of $4.48 and $10.10 per share, respectively.

      The fair value of shares issued during fiscal 2003, 2002 and 2001 were $5.27, $11.89 and $29.58, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2002, 2001 and 2000: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 1.23%, 1.92% and 4.66%; weighted average expected stock award term of 0.50 years for each of the fiscal years; and an expected volatility factor of 70%, 80% and 70%.

      For the fiscal years ended September 30, 2002 and 2001, the Company received $281,000 and $3.9 million, respectively, in tax benefit from the exercise of non-qualified options, on the disposition of stock acquired with incentive stock options and through the employee stock purchase plan.

Deferred Stock Compensation

      During fiscal 2000, the Company recognized deferred stock compensation of $8.3 million in connection with the acquisition of Apptitude as disclosed in Note 3. Deferred stock compensation is being amortized on a straight-line basis over the vesting period of the related options, ranging from six months to four years. Amortization of deferred stock compensation of $355,000 and $1.1 million was recorded during the fiscal years ended September 30, 2003 and 2002, respectively. In connection with the voluntary option exchange program in fiscal 2002, the Company recognized an additional $1.7 million in deferred compensation amortization related to options cancelled under such option exchange program. Future compensation charges are subject to reduction for any employee who terminates prior to expiration of such employee’s option vesting period.

Employee 401(k) Plan

      The Company has a plan to provide retirement benefits for eligible employees, known as the Hifn 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary reductions for eligible employees. Participants in the Plan may make salary deferrals of up to 25% of the eligible annual salary, subject to the maximum limitation allowed by the Internal Revenue Code. The Plan provides for employer contributions; however, the Company has not made any contributions to the Plan since its inception.

Note 8 — Income Taxes

      The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.

      The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$(1,670)	$—	$1,475
State	(172)	—	310
Foreign	—	55	63

	(1,842)	55	1,848

Deferred:
Federal	—	5,959	(2,393)
State	—	—	(1,115)

	—	5,959	(3,508)

Provision for (benefit from) income taxes	$(1,842)	$6,014	$(1,660)

      The components of deferred taxes are as follows (in thousands):

	September 30,

	2003	2002

Net operating loss	$13,843	$8,100
Property and equipment	439	448
Inventory valuation accounts	1,097	1,407
Accruals and reserves	3,960	3,570
Research and development credit	6,670	1,907
Amortization of intangibles and goodwill	2,761	21

	28,970	15,453
Deferred tax liability	159	—
Valuation allowance	(28,610)	(15,453)

	$—	$—

      As of September 30, 2003, the Company had approximately $39.3 million of federal and $7.7 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $4.4 million of federal and $3.5 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2004 and 2022. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

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

      A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Tax at federal statutory rate	$(7,542)	$(20,939)	$(5,084)
State taxes, net of federal tax benefit	(1,569)	—	(805)
Nondeductible intangible amortization and write-off	—	12,295	3,204
Stock compensation	115	960	1,310
Research and development credits	(3,590)	—	—
Net operating loss carryback refund	(1,670)	—	—
Deferred stock benefits not recognized	12,902	13,629	—
Other	(488)	69	(285)

	$(1,842)	$6,014	$(1,660)

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

Major Customers

      Revenues from one customer, through its manufacturing subcontractor, represented 34%, 46% and 36% of the Company’s net revenues for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Revenues from another customer, through its manufacturing subcontractor, represented 23% of the Company’s net revenues for fiscal years ended September 30, 2003. Revenues from another customer represented 17% of net revenues for the fiscal year ended September 30, 2001.

Note 10 — Commitments and Contingencies

Leases

      The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

Fiscal year ending September 30,
2004	$2,874
2005	2,259
2006	895
2007	906
Thereafter	229

Total minimum lease payments	$7,163

      Total rental expense under operating leases was $3.3 million, $3.1 million and $2.9 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively. The Company recorded sub-lease income of $274,000 during fiscal year ended September 30, 2001. During fiscal 2002, the Company accrued vacant facility lease costs of $4.3 million for lease commitments of $824,000, $855,000, $850,000 and $2.0 million for 2003, 2004, 2005, 2006 and thereafter, respectively.

Guarantees

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

      As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2003.

      The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these indemnifications is minimal and no liabilities have been recorded for these agreements as of September 30, 2003.

      The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded any liabilities for warranties as of September 30, 2003.

Note 11 — Litigation

      During fiscal 2003, the Company completed the settlement terms of the class action complaint and had shareholder derivative actions dismissed. As of September 30, 2003, there were no outstanding claims and the Company did not have any outstanding obligations. Details relating to the class action complaint and the shareholder derivative actions are as follows:

      In 1999, a class action complaint was filed against the Company and certain of its officers and directors alleging that the Company and certain of its officers and directors violated federal securities laws in connection with various public statements made during the class period. In May 2002, a settlement agreement was reached and in September 2002, a final judgment and order of dismissal with prejudice was issued by the court. Under the terms of the settlement, all claims were dismissed without any admission of liability or wrongdoing by any defendant, and the shareholder class received $9.5 million, comprised of $6.8 million in cash, which was contributed by Hifn’s insurance carriers, and the balance in Hifn Common Stock aggregating 285,412 shares, valued at $2.7 million, based on the agreed price of $9.46 per share. The cash and Common Stock settlements were distributed in September 2003. Hifn is not obligated to perform any additional action and considers the class action litigation to be resolved.

      In March 2002, two purported shareholder derivative actions were filed against the Company and certain of its current and former officers and directors, alleging violations of California Corporations Code Section 25402, breach of fiduciary duty and waste of corporate assets, based on the same facts and events alleged in the class action. In May 2003, the court entered an order dismissing the action against the Company and all of the individual defendants with prejudice.

Note 12 — Supplementary Quarterly Financial Data

Quarterly Information (unaudited)

	Three Months Ended

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Fiscal 2003:
Net revenues	$6,249	$5,267	$4,549	$4,415
Total costs and operating expenses	1,809	1,767	1,557	1,434
Net loss	(5,835)	(4,085)	(5,298)	(5,123)
Net loss per share, basic and diluted	(0.53)	(0.38)	(0.50)	(0.48)
Fiscal 2002:
Net revenues	$4,176	$5,485	$5,726	$6,404
Total costs and operating expenses	42,127	14,534	14,398	13,312
Net loss	(37,780)	(18,666)	(6,140)	(5,013)
Net loss per share, basic and diluted	(3.63)	(1.78)	(0.59)	(0.49)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

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

      The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2003. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this report.

      While Nasdaq made certain proposed rules regarding the adoption of a code of ethics and conduct, Hifn has not yet adopted a code of ethics and conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Hifn determined that it would be prudent to wait for final SEC approval of amendments to NASD Rule 4350, which sets forth the requirements for the code, prior to the adoption of a code of ethics and conduct. Now that SEC approval has been given to the proposed amendments, Hifn is working to adopt a code of ethics and conduct as soon as possible, but no later than May 4, 2004, in conformance with NASD Rule 4350. Once adopted, such code of ethics and conduct shall be promptly made available on Hifn’s website at www.hifn.com.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2003.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

1.	Financial Statements — See Item 8 above.

2.	Financial Statement Schedule — See Schedule II on page 58.

3.	Exhibits — The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 53).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

(b)	Reports on Form 8-K: None.

      (c) Exhibits: See Item 14(a) above.

(d)	Financial Statement Schedules Schedule II — Valuation Qualifying Accounts 58

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

Dated: December 15, 2003

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 12, 2003.

Signature	Title

/s/ CHRISTOPHER G. KENBER (Christopher G. Kenber)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM R. WALKER (William R. Walker)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. WHITING (Douglas L. Whiting)	Chief Scientist and Director

/s/ DAVID A. NORMAN (David A. Norman)	Vice Chairman of the Board of Directors

/s/ DENNIS DECOSTE (Dennis DeCoste)	Director

/s/ TAHER ELGAMAL (Taher Elgamal)	Director

/s/ ROBERT W. JOHNSON (Robert W. Johnson)	Director

/s/ ALBERT E. SISTO (Albert E. Sisto)	Director

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2001	$369	$309	—	$(507)	$171
Year ended September 30, 2002	171	75	—	(82)	164
Year ended September 30, 2003	164	75	—	(34)	205

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22†	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23†	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24††	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25†††	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 58).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

†	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

†††	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.