Form 10-Q
period 2003-12-31
HI/FN INC
filed 2004-02-17
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ______________

COMMISSION FILE NUMBER 0-24765

hi/fn, inc.

(Exact Name of Registrant as specified in its Charter)

Delaware	33-0732700
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Yes [X] No [  ]

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,726,819 at February 12, 2004.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6 – 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 25
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28
Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	September 30,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,697	$41,080
Short-term investments	7,984	1,994
Accounts receivable, net	2,002	2,715
Inventories	848	355
Prepaid expenses and other current assets	1,795	1,025

Total current assets	30,326	47,169
Property and equipment, net	1,999	2,107
Intangible assets, net	14,302	2,035
Other assets	1,319	1,510

	$47,946	$52,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,116	$2,123
Accrued expenses and other current liabilities	8,535	9,581

Total current liabilities	10,651	11,704

STOCKHOLDERS’ EQUITY:
Common stock	11	11
Additional paid-in capital	128,740	127,473
Accumulated deficit	(91,456)	(86,367)

Total stockholders’ equity	37,295	41,117

	$47,946	$52,821

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,

	2003	2002

Net revenues
Processors	$4,722	$3,772
Software licenses and other	2,415	643

Total net revenues	7,137	4,415

Costs and operating expenses:
Cost of revenues – processors	1,350	1,335
Cost of revenues – software licenses and other	120	99
Research and development	4,689	5,214
Sales and marketing	1,688	1,775
General and administrative	993	987
Amortization of intangible assets	151	358
Purchased in-process research and development	3,337	—

Total costs and operating expenses	12,328	9,768

Loss from operations	(5,191)	(5,353)
Interest and other income, net	102	230

Loss before income taxes	(5,089)	(5,123)
Provision for (benefit from) income taxes	—	—

Net loss	$(5,089)	$(5,123)

Net loss per share, basic and diluted	$(0.45)	$(0.48)

Weighted average shares outstanding, basic and diluted	11,390	10,584

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,089)	$(5,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	398
Amortization of intangible assets	151	607
Amortization of deferred stock compensation	44	129
Purchased in-process research and development	3,337	—
Changes in assets and liabilities:
Accounts receivable	713	329
Inventories	(493)	(36)
Prepaid expenses and other current assets	(770)	(1,084)
Other assets	191	183
Accounts payable	(7)	(1)
Accrued expenses and other current liabilities	(1,046)	(418)

Net cash used in operating activities	(2,623)	(5,016)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	(15,755)	—
Sale (purchase) of short-term investments, net	(5,990)	1,606
Purchases of property and equipment	(238)	(94)

Net cash provided by (used in) investing activities	(21,983)	1,512

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,223	476

Net cash provided by financing activities	1,223	476

Net decrease in cash and cash equivalents	(23,383)	(3,028)
Cash and cash equivalents at beginning of period	41,080	53,060

Cash and cash equivalents at end of period	$17,697	$50,032

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

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, which the Company believes is necessary for a fair statement of the Company’s financial position as of December 31, 2003 and its results of operations for the three months ended December 31, 2003 and 2002, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

     On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of approximately 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of approximately $33 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

Note 2 - Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” issued by the Financial Accounting Standards Board (“FASB”) which amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

     In accordance with the provisions of SFAS 148, the Company has elected to continue to account for stock-based compensation plans using the intrinsic value method prescribed in APB 25 and related interpretations.

Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date.

     Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share information):

	Three Months Ended
	December 31,

	2003	2003

Net loss:
As reported	$(5,089)	$(5,123)
Add: stock-based employee compensation recorded in the Statement of Operations	44	129
Less: fair value of stock-based employee compensation	(2,183)	(3,185)

Pro forma	$(7,228)	$(8,179)

Net loss per share:
Basic and diluted
As reported	$(0.45)	$(0.48)
Pro forma	(0.63)	(0.77)

     The weighted average fair value of options granted during the three months ended December 31, 2003 and 2002 were $6.92 and $2.93, respectively. The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods: annual dividend yield of 0.0% for all periods; a weighted average expected stock award term of 4.0 years for all periods; during the three months ended December 31, 2003 and 2002, risk-free annual interest rates of 2.81% and 2.50%, respectively; and an expected volatility factor of 90% in each of the three months ended December 31, 2003 and 2002.

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

	Three Months Ended
	December 31,

	2003	2002

Outstanding options to purchase common stock	4,001,296	4,177,740
Weighted equivalent shares	675,394	224,698

Note 4 - Detailed Balance Sheet:

	December 31,	September 30,
(in thousands)	2003	2003

	(unaudited)
Property and equipment:
Computer equipment	$5,778	$5,557
Furniture and fixtures	1,167	1,161
Leasehold improvements	1,196	1,188
Office equipment	639	636

	8,780	8,542
Less: accumulated depreciation	(6,781)	(6,435)

	$1,999	$2,107

Intangible assets:
Developed and core technology	$15,672	$3,903
Workforce	255	255
Patents	600	600
Contract backlog	649	—

	17,176	4,758
Less: accumulated amortization	(3,903)	(3,752)

	13,273	1,006
Goodwill	1,029	1,029

	$14,302	$2,035

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$3,305	$3,492
Accrued non-recurring engineering costs	1,236	2,120
Deferred revenue	2,328	2,013
Compensation and employee benefits	1,091	1,486
Other	575	470

	$8,535	$9,581

Note 5 - Acquisition

     In December 2003, the Company acquired certain assets and intellectual property related to International Business Machine (“IBM”)’s Picoprocessor PowerNP (“PowerNP”) for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the PowerNP. The purchase price was allocated by management to assets acquired based on the book value of inventory and fixed assets, which management believes approximates its fair value, and after considering input provided by an independent appraisal, to all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired has been allocated to the intangible assets and fixed assets. The allocation of the purchase price was as follows (in thousands):

Developed and core technology	$11,769
Contract backlog	649
Fixed assets	48
Inventory	67
Purchased in-process research and development	3,337

$15,870

     The acquired backlog, developed and core technology are recorded on the balance sheet as intangibles and other assets. Acquired backlog will be amortized based upon fulfillment of the identifiable backlog. Developed and core technology will be amortized on a straight-line basis over a period of five years.

     The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established and no alternative future uses exist. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products.

Note 6 - Recent Accounting Pronouncements

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

Note 7 - Subsequent Events

     On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of approximately 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of approximately $33 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. The Company has agreed to file a registration statement covering resales of these shares.

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

     In December 2003, Hifn acquired certain assets and intellectual property related to International Business Machine (“IBM”)’s Picoprocessor PowerNP (“PowerNP”). With this acquisition, we expanded our product offerings to include programmable network processors designed for network traffic. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

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

     We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of December 31, 2003 was $2.3 million and included approximately $195,000 in exchange rights for unsold licenses.

     Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of December 31, 2003, inventories of $2.6 million that were previously written down were still on hand as compared to $2.7 million at September 30, 2003. The decrease in reserve resulted from the sale of previously reserved inventories. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

     We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

     Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the first quarter of fiscal 2004, the Company acquired certain assets and intellectual property related to IBM’s Picoprocessor PowerNP. Long-lived and intangibles assets associated with the acquisition include contract backlog valued at $649,000, developed and core technology of $11.8 million. Long-lived assets are amortized over periods ranging from two to five years from the date the assets are acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

     Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

	Three Months Ended
	December 31,

	2003	2002

Net revenues	100%	100%

Costs and operating expenses:
Cost of revenues	21	33
Research and development	65	118
Sales and marketing	24	40
General and administrative	14	22
Amortization of intangibles and goodwill	2	8
Purchased in-process research and development	47	—

Total costs and operating expenses	173	221

Loss from operations	(73)	(121)
Interest and other income, net	2	5

Loss before income taxes	(71)	(116)
Provision for (benefit from) income taxes	—	—

Net loss	(71)%	(116)%

     Net Revenues. Net revenues increased 61.7% to $7.1 million for the quarter ended December 31, 2003 from $4.4 million for the quarter ended December 31, 2002. The increase in revenues was primarily due to an increase in Hifn’s software license and royalty revenues of $1.8 million as well as increased sales of Hifn’s data compression and encryption processors to network equipment manufacturers of $950,000. Processor sales to Quantum, an original equipment manufacturer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 24% and 33% of net revenues for the three months ended December 31, 2003 and 2002, respectively. Processor and software sales to Cisco, an original equipment manufacturer of network equipment, comprised 53% and less than 10% of net revenues for the three months ended December 31, 2003 and 2002, respectively.

     Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased to 28.6% for the three months ended December 31, 2003 from 35.4% for the same period in fiscal 2002 primarily as a result of the mix of processor revenues sold during the respective periods. During the three months ended December 31, 2003 and 2002, we sold $186,000 and $272,000, respectively, in inventories that had previously been written down. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses and was $120,000 and $99,000 during the three months ended December 31, 2003 and 2002, respectively.

     Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased to $4.7 million for the quarter ended December 31, 2003 from $5.2 million for the quarter ended December 31, 2002. The decrease is primarily attributable to a decrease in nonrecurring engineering costs of $538,000 as a result of the timing of new product development and in salaries and benefits of $265,000 as a result of lower average headcount.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses remained relatively flat at $1.7 million and $1.8 million for the three months ended December 31, 2003 and 2002, respectively. The fluctuation in sales and marketing cost is the net effect of a decrease in salaries and benefits, facilities and advertising costs aggregating $170,000 offset by an increase in sales representative commissions of $85,000 due to higher level of sales made through sales representatives.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were approximately $1.0 million in each of the three months ended December 31, 2003 and 2002. The slight decrease during the first quarter of fiscal 2003 was the net result of a reduction in legal expenses of $65,000 offset by an increase in facility costs of $54,000 as a result of lower amortization of previously recorded charges related to vacant facility lease obligations.

     Amortization of Intangibles. Amortization of intangibles was $151,000 for the three months ended December 31, 2003 and $358,000 for the three months ended December 31, 2002. The decrease in amortization of intangibles is the result of full amortization of certain intangible assets as they reached their estimated useful lives.

     Purchased In-Process Research and Development. Purchased in-process research and development (“IPR&D”) during the three months ended December 31, 2003 related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM Picoprocessor PowerNP. The allocated amount was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products.

     Interest and Other Income, net. Net interest and other income was $102,000 for the three months ended December 31, 2003 and $230,000 for the three months ended December 31, 2002. The decrease in interest and other income for the three months ended December 31, 2003 compared to the same period in the prior fiscal year was primarily a result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during the past three fiscal years as well as a decrease in market interest rates.

     Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three months ended December 31, 2003 and 2002. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

     Net cash used in operating activities of $2.6 million for the three months ended December 31, 2003 was the result of net loss of $5.1 million as adjusted for non-cash items including purchased in-process research and development of $3.3 million, depreciation and amortization costs of $346,000, amortization of intangibles of $151,000, amortization of deferred stock compensation of $44,000, as well as a decrease in accounts receivable of $713,000 and in other assets of $191,000. These adjustments were offset by an increase in inventories of $493,000 and in prepaid expenses and other current assets of $770,000 as well as a decrease in accounts payable and accrued expenses and other current liabilities of approximately $1.0 million.

     Net cash used in operating activities of $5.0 million for the three months ended December 31, 2002 was the result of net loss of $5.1 million as adjusted for non-cash items including amortization of intangibles of $607,000, amortization of deferred stock compensation of $129,000, depreciation and amortization costs of $398,000 as well as a decrease in accounts receivable of $329,000 and in other assets of $183,000. These adjustments were offset by increases in inventories of $36,000 and in prepaid expenses and other current assets of $1.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $419,000.

     Net cash used in investing activities of $22.0 million for the three months ended December 31, 2003 primarily reflects the purchase of certain assets and intellectual property from IBM for $15.8 million, the purchase of short-term investments of $6.0 million and the purchase of property and equipment of $238,000. Net cash provided by investing activities of $1.5 million for the three months ended December 31, 2002 primarily reflects a decrease in short-term investments partially offset by the purchase of property and equipment.

     Net cash provided by financing activities was $1.2 million and $476,000 for the three months ended December 31, 2003 and 2002, respectively. The net cash provided by financing activities for both periods was attributable to proceeds from issuance of common stock.

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

     On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of approximately 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of approximately $33 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. The Company will file a registration statement covering resales of these shares.

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of December 31, 2003 are as follows (in thousands):

Operating Lease
Commitments

Fiscal year ending September 30,
2004	$2,138
2005	2,430
2006	1,037
2007	973
Thereafter	242

Total minimum lease payments	$6,820

Recent Accounting Pronouncements

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

     During the quarter ended December 31, 2003, we completed the acquisition of certain assets and intellectual property related to the IBM Picoprocessor Power NP for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the PowerNP. The purchase price was allocated to assets acquired based on the book value of inventory and fixed assets, which management believes approximates their fair value, and after considering input provided by an independent appraisal, to all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired has been allocated to the intangibles and fixed assets. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. As of December 31, 2003, we have approximately $1.0 million of goodwill related to the acquisition of Apptitude in August 2000.

We Depend Upon A Small Number Of Customers.

     Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 24%, 33% and 34% of our net revenues during the quarters ended December 31, 2003 and 2002 and in fiscal 2003, respectively. Cisco, an OEM producer of network equipment, comprised 53% and 23% of our net revenues for the quarter ended December 31, 2003 and the year ended September 30, 2003. Neither Quantum nor Cisco is under any binding obligation to order from us. If our sales to

Quantum or Cisco decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

     We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, Philips Semiconductor and IBM. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

We Face Risks Associated With Acquisitions.

     During the fiscal quarter ended December 31, 2003, we acquired certain assets and intellectual property related to IBM’s Picoprocessor PowerNP. We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

We Face Risks Associated With Required 1934 Act Filings as a Result of our Recent Acquisition of Certain Assets of IBM.

     We filed a Current Report on Form 8-K on January 6, 2004 in connection with our acquisition of certain assets and our licensing of certain intellectual property related to IBM’s PicoProcessor Power NP. On January 14, 2004 we filed Amendment No. 1 to the Form 8-K. We believe that we are not required to file financial statements or pro forma financial information regarding these assets we acquired from IBM under applicable rules and regulations of the SEC, and we are seeking the SEC’s concurrence with that view. We cannot assure you that the SEC will agree with our view. If the SEC disagrees with our view, under applicable rules and regulations of the SEC, we may be required to file, by March 16, 2004, certain financial statements and pro forma financial information regarding the assets we acquired from IBM. In that case, we will be reliant upon IBM to assist us with the preparation of the required financial statements. If we fail to file any required financial statements or pro forma financial information by March 16, 2004, we could be rendered ineligible to file registration statements with the SEC on Form S-3 for up to one (1) year. In lieu of filing registration statements on Form S-3, we could file them on Form S-1, but we would incur additional administrative costs in doing so. Moreover, the SEC will not declare effective any registration statements that we file until such time as we have filed any required financial statements and pro forma financial information regarding the assets that we acquired from IBM. Any such delays in the effectiveness of our registration statements could harm the Company’s ability to raise additional capital. In addition, pursuant to that certain Securities Purchase Agreement dated February 6, 2004 (the “Securities Purchase Agreement”), filed with the SEC on Form 8-K on February 9, 2004, the Company is obligated to file a registration statement. A delay in the effectiveness of such registration statement could result in the payment by the Company to each Purchaser (as defined in the Securities Purchase Agreement) of certain liquidated damages, as set forth in the Securities Purchase Agreement.

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

We Have Been Engaged in Securities Class-Action Lawsuits.

     During fiscal 2003, we completed the settlement terms of the class action complaint and had shareholder derivative actions dismissed. As of December 31, 2003, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% move in interest rates at December 31, 2003 would not have a material effect on the Company’s pre-tax earnings and the carrying value of its investments over the next fiscal year.

     Foreign Currency Exchange Rate Risk - All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc. 10.1** Asset Purchase Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

10.1**	Asset Purchase Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

10.2**	Intellectual Property Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

10.3**	Patent License Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference to Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: February 17, 2004	By:	/s/ WILLIAM R. WALKER

William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

10.1**	Asset Purchase Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

10.2**	Intellectual Property Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

10.3**	Patent License Agreement, dated as of December 30, 2003, by and between hi/fn, inc. and International Business Machines Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference to Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 14, 2004.