Form 10-Q
period 2004-03-31
HI/FN INC
filed 2004-05-07
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒       No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,807,288 at May 3, 2004.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003	3
	Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6 – 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 25
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		29
Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	September 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,930	$41,080
Short-term investments	31,395	1,994
Accounts receivable, net	4,080	2,715
Inventories	1,089	355
Prepaid expenses and other current assets	1,856	1,025

Total current assets	61,350	47,169
Property and equipment, net	1,609	2,107
Intangible assets, net	12,984	2,035
Other assets	1,077	1,510

	$77,020	$52,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,623	$2,123
Accrued expenses and other current liabilities	7,432	9,581

Total current liabilities	10,055	11,704

STOCKHOLDERS’ EQUITY:
Common stock	14	11
Additional paid-in capital	160,968	127,473
Accumulated deficit	(94,017)	(86,367)

Total stockholders’ equity	66,965	41,117

	$77,020	$52,821

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues:
Processors	$8,564	$3,707	$13,286	$7,479
Software licenses and other	1,809	842	4,224	1,485

Total net revenues	10,373	4,549	17,510	8,964

Costs and operating expenses:
Cost of revenues – processors	2,753	1,458	4,103	2,793
Cost of revenues – software licenses and other	120	99	240	198
Research and development	5,681	5,417	10,370	10,631
Sales and marketing	1,943	1,741	3,631	3,516
General and administrative	1,228	885	2,221	1,872
Amortization of intangible assets	1,318	359	1,469	717
Purchased in-process research and development	–	–	3,337	–

Total costs and operating expenses	13,043	9,959	25,371	19,727

Loss from operations	(2,670)	(5,410)	(7,861)	(10,763)
Interest and other income, net	109	112	211	342

Loss before income taxes	(2,561)	(5,298)	(7,650)	(10,421)
Provision for income taxes	–	–	–	–

Net loss	$(2,561)	$(5,298)	$(7,650)	$(10,421)

Net loss per share, basic and diluted	$(0.20)	$(0.50)	$(0.63)	$(0.98)

Weighted average shares outstanding, basic and diluted	12,892	10,599	12,141	10,592

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,650)	$(10,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	784
Amortization of intangible assets	1,469	1,214
Amortization of deferred stock compensation	87	223
Loss on disposal of fixed assets	175	—
Purchased in-process research and development	3,337	—
Changes in assets and liabilities:
Accounts receivable	(1,365)	309
Inventories	(734)	123
Prepaid expenses and other current assets	(831)	(1,230)
Other assets	433	368
Accounts payable	500	882
Accrued expenses and other current liabilities	(2,149)	(284)

Net cash used in operating activities	(6,058)	(8,032)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	(15,755)	—
Sale (purchase) of short-term investments, net	(29,401)	1,606
Purchase of property and equipment	(347)	(704)

Net cash provided by (used in) investing activities	(45,503)	902

Cash flows from financing activities:
Proceeds from private placement financing, net	30,980	—
Proceeds from issuance of common stock, net	2,431	511

Net cash provided by financing activities	33,411	511

Net decrease in cash and cash equivalents	(18,150)	(6,619)
Cash and cash equivalents at beginning of period	41,080	53,060

Cash and cash equivalents at end of period	$22,930	$46,441

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

      The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its subsidiaries, Hifn Limited and Hifn Netherlands B.V. All significant intercompany accounts and transactions have been eliminated. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of March 31, 2004 and its results of operations for the three and six months ended March 31, 2004 and 2003, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

      On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $31.0 million, net of expenses of approximately $2.0 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. On April 9, 2004, the Registration Statement related to the private placement was declared effective.

Note 2 — Stock Options

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

      Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share information):

	Three Months Ended		Six Months Ended
(in thousands, except per share information):	March 31,		March 31,
	2004	2003	2004	2003
Net loss:
As reported	$(2,561)	$(5,298)	$(7,650)	$(10,421)
Add: stock-based employee compensation recorded in the Statement of Operations	87	95	223	222
Less: fair value of stock-based employee compensation	(2,054)	(2,671)	(4,330)	(5,854)

Pro forma	$(4,528)	$(7,874)	$(11,757)	$(16,053)

Net loss per share:
Basic and diluted
As reported	$(0.20)	$(0.50)	$(0.63)	$(0.98)
Pro forma	(0.35)	(0.74)	(0.97)	(1.52)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Estimated option life	4.0 years	4.0 years	4.0 years	4.0 years
Risk-free interest rate	2.66%	2.04%	2.78%	2.48%
Expected volatility	81.3%	90.0%	87.5%	90.0%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average estimated fair value	$8.87	$3.46	$7.49	$3.00

Note 3 — Net Loss Per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Outstanding options to purchase common stock	3,994,304	4,072,910	4,183,654	4,282,640
Weighted equivalent shares	981,118	194,837	828,239	210,453

      Note 4 — Detailed Balance Sheet:

	March 31,	September 30,
(in thousands)	2004	2003
	(unaudited)
Property and equipment:
Computer equipment	$5,888	$5,557
Furniture and fixtures	985	1,161
Leasehold improvements	928	1,188
Office equipment	639	636

	8,440	8,542
Less: accumulated depreciation	(6,831)	(6,435)

	$1,609	$2,107

Intangible assets:
Developed and core technology	$15,672	$3,903
Workforce	255	255
Patents	600	600
Contract backlog	649	—

	17,176	4,758
Less: accumulated amortization	(5,221)	(3,752)

	11,955	1,006
Goodwill	1,029	1,029

	$12,984	$2,035

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$3,110	$3,492
Accrued non-recurring engineering costs	1,135	2,120
Deferred revenue	1,311	2,013
Compensation and employee benefits	1,394	1,486
Other	482	470

	$7,432	$9,581

Note 5 — Acquisition of Certain Assets and Intellectual Property

      In December 2003, the Company acquired certain assets and intellectual property related to International Business Machines Corporation (“IBM”)’s network processor product line for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the network processors. The purchase price was allocated by management to assets acquired based on the book value of inventory and fixed assets, which management believes approximates its fair value, and after considering input provided by an independent appraisal, to all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired has been allocated to the intangible assets and fixed assets. The allocation of the purchase price was as follows (in thousands):

Developed and core technology	$11,769
Contract backlog	649
Fixed assets	48
Inventory	67
Purchased in-process research and development	3,337

$15,870

      The acquired backlog, developed and core technology are recorded on the balance sheet as intangibles and other assets. Acquired backlog will be amortized based upon fulfillment of the identifiable backlog. Developed and core technology will be amortized on a straight-line basis over their estimated useful life of five years.

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

      In December 2003, Hifn acquired certain assets and intellectual property related to International Business Machines Corporation (“IBM”)’s network processor product line. This acquisition complements our security provider business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

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

      We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred revenue balance as of March 31, 2004 was $1.3 million and included approximately $157,000 in exchange rights for unsold licenses.

      Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As of March 31, 2004, inventories of $2.4 million that were previously written down were still on hand as compared to $2.7 million at September 30, 2003. The decrease in reserve resulted from the sale of previously written off inventories. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

      Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the first quarter of fiscal 2004, the Company acquired certain assets and intellectual property related to the IBM network processor product line. Long-lived and intangibles assets associated with the acquisition include contract backlog valued at $649,000 and developed and core technology of $11.8 million. Long-lived assets are amortized over periods ranging from two to five years from the date the assets are acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

Results of Operations

      The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues:
Processors	83%	81%	76%	83%
Software licenses and other	17	19	24	17

Total net revenues	100	100	100	100

Costs and operating expenses:
Cost of revenues — processors	27	32	24	31
Cost of revenues — software licenses and other	1	2	1	2
Research and development	54	119	59	119
Sales and marketing	19	38	21	39
General and administrative	12	20	13	21
Amortization of intangible assets	13	8	8	8
Purchased in-process research and development	—	—	19	—

Total costs and operating expenses	126	219	145	220

Loss from operations	(26)	(119)	(45)	(120)
Interest and other income, net	1	3	1	4

Loss before income taxes	(25)	(116)	(44)	(116)
Provision for income taxes	—	—	—	—

Net loss	(25)%	(116)%	(44)%	(116)%

      Net Revenues. Net revenues increased 128% to $10.4 million for the quarter ended March 31, 2004 from $4.5 million for the quarter ended March 31, 2003. Net revenues for the first six months of fiscal 2004 was $17.5 million, an increase of 95% from the $9.0 million reported for the first six months of fiscal 2003. The increase in revenues for the three months ended March 31, 2004 over the same period in the prior year reflects an increase in sales of Hifn’s data compression and encryption processors of $2.8 million, revenues of $2.1 million generated from the sale of network processors related to certain assets and intellectual property acquired from IBM, as well as an increase in revenues from software license and royalties of $967,000.

      The increase in revenues for the six months ended March 31, 2004 over the same period in the prior year reflects an increase in sales of Hifn’s data compression and encryption processors of $3.7 million, revenues of $2.1 million generated from the sale of network processors related to related to certain assets and intellectual property acquired from IBM, as well as an increase in revenues from software license and royalties of $2.7 million.

      Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 36% and 43% of revenues for the three and six months ended March 31, 2004, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 17% and 20% of revenues for the three and six months ended March 31, 2004, respectively.

      Cost of Revenues. Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased to 32.1% for the three months ended March 31, 2004 from 39.3% for the same period in fiscal 2003 primarily as a result of the mix of processor revenues sold during the respective periods. During the three months ended March 31, 2004 and 2003, we sold $186,000 and $72,000, respectively, in inventories that had previously been written down.

      Cost of processor revenues as a percentage of net processor revenues decreased to 30.9% for the six months ended March 31, 2004 from 37.3% for the same period in fiscal 2003 primarily as a result of the mix of processor revenues sold during the respective periods. During the six months ended March 31, 2004 and 2003, we sold $372,000 and $345,000, respectively, in inventories that had previously been written down.

      Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses and was $120,000 and $99,000 during the three months ended March 31, 2004 and 2003, respectively, and $240,000 and $198,000 for the six months ended March 31, 2004 and 2003, respectively.

      Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses were approximately $5.7 million and $5.4 million for the quarters ended March 31, 2004 and 2003, respectively. The increase mainly reflects an increase in engineering services and materials costs of $146,000 related to samples testing of new products, transition services costs of $180,000 related to the transfer of the technical designs of the IBM network processors and $125,000 in costs related to the establishment of a network security laboratory in China offset by a reduction in non-recurring engineering costs of $684,000 as a result of the timing of tape-out and mask activities related to products in development.

      Research and development costs were $10.4 million and $10.6 million for the six months ended March 31, 2004 and 2003, respectively. The decrease mainly reflects the net effect of an increase in engineering services and materials costs of $355,000 related to samples testing of new products, transition services costs of $180,000 related to the transfer of the technical designs of the IBM network processors and $125,000 in costs related to the establishment of a network security laboratory in China offset by a reduction in non-recurring engineering costs of $1.1 million as a result of the timing of tape-out and mask activities related to products in development.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses were approximately $1.9 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively. The increase primarily relates to an increase in sales representative commissions of $129,000 due to higher level of sales made through sales representatives and an increase in travel expenses aggregating $71,000 related to participation in trade shows held during the period.

      Sales and marketing expense for the six months ended March 31, 2004 and 2003 were approximately $3.6 million and $3.5 million, respectively. The increase primarily relates to an increase in sales representative commissions of $215,000 due to higher level of sales made through sales representatives offset by a reduction in salaries and benefits of $109,000 as a result of a decrease in marketing headcount.

      General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $1.2 million and $885,000 for the three months ended March 31, 2004 and 2003, respectively. General and administrative expenses for the six months ended March 31, 2004 and 2003 were $2.2 million and $1.9 million, respectively. The increase in general and administrative expenses was primarily attributable to increased legal and accounting costs during the three and six month periods ended March 31, 2004.

      Amortization of Intangibles. Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles was $1.3 million and $359,000 for the three months ended March 31, 2004 and 2003, respectively, and $1.5 million and $717,000 for the six months ended March 31, 2004 and 2003, respectively. The increase in amortization of intangibles is mainly comprised of the amortization of developed and core technology and contract backlog related to the IBM network processor of $1.2 million offset by a reduction in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

      Purchased In-Process Research and Development. Purchased in-process research and development during the six months ended March 31, 2004 related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products.

      Interest and Other Income, net. Net interest and other income was $109,000 and $112,000 for the three months ended March 31, 2004 and 2003, respectively, and $211,000 and $342,000 for the six months ended March 31, 2004 and 2003, respectively. The decrease in interest and other income for the three and six months ended March 31, 2004 compared to the same periods in the prior fiscal year was mainly due to the shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balances during the past two years as well as a decrease in market interest rates.

      Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three and six months ended March 31, 2004 and 2003. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

      Net cash used in operating activities of $6.1 million for the six months ended March 31, 2004 was the result of net loss of $7.7 million as adjusted for non-cash items including purchased in-process research and development of $3.3 million, depreciation and amortization costs of fixed assets of $670,000, amortization of intangibles related to acquired technologies of $1.5 million, of which $1.3 million represents amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $87,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as a decrease in intangibles and other assets of $433,000 and in accounts payable of $500,000. These adjustments were offset by an increase in accounts receivable of $1.4 million, inventories of $734,000 and in prepaid expenses and other current assets of $831,000, related to prepaid insurance and engineering and maintenance tools. Additionally, accrued expenses and other current liabilities decreased by approximately $2.1 million as a result of the payment of previously-accrued engineering costs.

      Net cash used in operating activities was $8.0 million for the six months ended March 31, 2003 was the result of net loss of $10.4 million as adjusted for non-cash items including amortization of intangibles related to acquired technology of $1.2 million, amortization of deferred stock compensation of $223,000, depreciation and amortization costs of fixed assets of $784,000 as well as decreases in accounts receivable of $309,000, in inventories of $123,000 and in intangibles and other assets of $368,000 and an increase in accounts payable of $882,000. These adjustments were offset by increases in prepaid expenses and other current assets of $1.2 million, related to prepaid insurance, licenses and software tools and maintenance, and a decrease in accrued expenses and other current liabilities of $284,000.

      Net cash used in investing activities of $45.5 million for the six months ended March 31, 2004 reflects the purchase of certain assets and intellectual property related to the IBM network processor product line for $15.7 million, the purchase of short-term investments of $29.4 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $347,000. Net cash provided by investing activities of $902,000 for the six months ended March 31, 2003 primarily reflects a decrease in short-term investments of $1.6 million partially offset by the purchase of property and equipment of $704,000.

      Net cash provided by financing activities was $33.4 million and $511,000 for the six months ended March 31, 2004 and 2003, respectively. The net cash provided by financing activities during the six months ended March 31, 2004 is mainly attributable to net proceeds from the private placement financing of $31.0 million. Cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases aggregated $2.4 million and $511,000 for the six months ended March 31, 2004 and 2003, respectively.

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

      On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $31.0 million, net of expenses of approximately $2.0 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

      The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Future minimum lease payments for operating leases as of March 31, 2004 are as follows (in thousands):

Operating Lease
Commitments
Fiscal year ending September 30,
2004	$1,383
2005	2,430
2006	1,037
2007	973
Thereafter	242

Total minimum lease payments	$6,065

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

      During the quarter ended December 31, 2003, we completed the acquisition of certain assets and intellectual property related to the IBM network processor product line for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the network processors. The purchase price was allocated to assets acquired based on the book value of inventory and fixed assets, which management believes approximates their fair value, and after considering input provided by an independent appraisal, to all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired has been allocated to the intangibles and fixed assets. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. As of March 31, 2004, we have approximately $1.0 million of goodwill related to the acquisition of Apptitude in August 2000.

We Depend Upon A Small Number Of Customers.

      Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 36%, 43% and 23% of our net revenues for the three and six months ended March 31, 2004 and the year ended September 30, 2003. Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 17%, 20% and 34% of our net revenues during the three and six months ended March 31, 2004 and in fiscal 2003, respectively. Neither Cisco nor Quantum is under any binding obligation to order from us. If our sales to Quantum or Cisco decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

Our Success Depends Upon Protecting Our Intellectual Property.

      Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own eighteen (18) United States patents and seven foreign patents. We also have two pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2020. We have five pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Face Order And Shipment Uncertainties.

      We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which could harm our profit margins and restrict our ability to fund our operations. During fiscal 2002, we wrote off excess inventory of $3.4 million as a result of a significant decrease in forecasted demand for our products. We recognize revenue upon shipment of products to our customers, net of an allowance for estimated returns. An unanticipated level of returns could harm our business, financial condition and results of operations.

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

We Have Been Engaged in Securities Class-Action Lawsuits.

      During fiscal 2003, we completed the settlement terms of the class action complaint and had shareholder derivative actions dismissed. As of March 31, 2004, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

The Common Stock Sold In Our Private Offering Increased The Supply Of Our Common Stock On The Public Market, Which May Cause Our Stock Price To Decline.

      On April 9, 2004, the Registration Statement related to 2,200,000 shares of our Common Stock sold in a private equity offering on February 6, 2004 was declared effective. The shares of Common Stock becoming eligible for immediate and unrestricted resale into the public market at any time could adversely affect the market price of our Common Stock and the presence of these additional shares of Common Stock in the public market may further depress our stock price.

We Face Risks Associated With The Integration Of Recently Acquired Assets Into Our Business.

      During the fiscal quarter ended December 31, 2003, we acquired certain assets and intellectual property related to the IBM network processor product line. Our success in integrating these assets into our business will depend on our ability to merge the acquired assets into our ongoing operations, including maintaining a good relationship with IBM’s established customer base and our third party supplier, in this case, IBM. Without the successful integration of this significant asset acquisition, there can be no assurance that we will be able to maintain the revenue and profit performance levels experienced by IBM. If we fail to integrate these products into our operations successfully, our business, financial condition and results of operations could suffer.

      Additionally, prior to our acquisition of these assets, we understand IBM informed its customers that it was discontinuing selected research and development activities in connection with the assets and would not be developing any related follow-on products with respect to the products associated with the acquired assets. As a result of such announcement, there can be no assurance that the established customer base will continue to purchase the products based on the acquired assets from us and maintain their relationship with us in the future for follow-on products. If we fail to maintain the established customer base, we may not be able to maintain the revenue and profit performance levels of IBM. Loss of the established customer base could negatively impact our results of operations, business and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at March 31, 2004 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on February 23, 2004. At the meeting, the following proposals received the votes listed below:

Proposal I. Election of Class II Directors for three-year terms expiring 2007.

	Votes for:	Votes against:
Dennis DeCoste	10,612,056	287,357
Taher Elgamal	10,415,350	484,063
Robert Johnson	10,612,045	287,368

     The Company’s Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class III directors (Albert E. Sisto and Douglas L. Whiting) will expire at the meeting of stockholders to be held in 2005. The term for Class I directors (Christopher G. Kenber) will expire at the meeting of stockholders to be held in 2006.

Proposal II: Approval of an amendment to the Company’s 1996 Amended and Restated Equity Incentive Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 500,000 shares to 5,449,900 shares.

Votes for:	1,370,914
Votes against:	5,546,877
Abstentions:	39,107

Proposal III: Approval of an amendment to the Company’s 1998 Employee Stock Purchase Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 500,000 shares to 900,000 shares.

Votes for:	6,083,236
Votes against:	845,020
Abstentions:	28,642

Proposal IV: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2004.

Votes for:	10,735,505
Votes against:	161,447
Abstentions:	2,461

Item 5. Other Information

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee approved the engagement of PricewaterhouseCoopers LLP for work related to the acquisition of certain assets and intellectual property from IBM Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

10.1**	Securities Purchase Agreement dated February 6, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Reports on Form 8-K were filed during the quarter for which this report is filed on January 6, 2004 (as amended January 14, 2004 and April 8, 2004) and February 9, 2004.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference to Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc.
(Registrant)

Date: May 6, 2004	By:	/s/ WILLIAM R. WALKER

William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2*	Amended and Restated Bylaws of hi/fn, inc.

10.1**	Securities Purchase Agreement dated February 6, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference to Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 9, 2004.