Form 10-Q
period 2004-06-30
HI/FN INC
filed 2004-08-02
CIK 1065246

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,836,769 at July 27, 2004.

HIFN, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003	3
Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 25
Item 3. Quantitative and Qualitative Disclosure About Market Risks	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28
Index to Exhibits	29
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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	September 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,103	$41,080
Short-term investments	33,305	1,994
Accounts receivable, net	4,867	2,715
Inventories	1,440	355
Prepaid expenses and other current assets	1,510	1,025

Total current assets	59,225	47,169
Property and equipment, net	1,864	2,107
Intangible assets, net	12,266	2,035
Other assets	2,228	1,510

	$75,583	$52,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,541	$2,123
Accrued expenses and other current liabilities	7,266	9,581

Total current liabilities	11,807	11,704

STOCKHOLDERS’ EQUITY:
Common stock	14	11
Additional paid-in capital	161,278	127,473
Accumulated deficit	(97,516)	(86,367)

Total stockholders’ equity	63,776	41,117

	$75,583	$52,821

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Processors	$10,563	$4,432	$23,849	$11,911
Software licenses and other	760	835	4,984	2,320

Total net revenues	11,323	5,267	28,833	14,231

Costs and operating expenses:
Cost of revenues — processors	3,463	1,635	7,566	4,428
Cost of revenues — software licenses and other	120	132	360	330
Research and development	6,612	4,558	16,982	15,189
Sales and marketing	1,896	1,790	5,527	5,306
General and administrative	1,098	979	3,319	2,851
Amortization of intangible assets	825	358	2,294	1,075
Purchased in-process research and development	893	—	4,230	—

Total costs and operating expenses	14,907	9,452	40,278	29,179

Loss from operations	(3,584)	(4,185)	(11,445)	(14,948)
Interest and other income, net	85	100	296	442

Loss before income taxes	(3,499)	(4,085)	(11,149)	(14,506)
Provision for income taxes	—	—	—	—

Net loss	$(3,499)	$(4,085)	$(11,149)	$(14,506)

Net loss per share, basic and diluted	$(0.25)	$(0.38)	$(0.88)	$(1.36)

Weighted average shares outstanding, basic and diluted	13,834	10,775	12,706	10,653

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,149)	$(14,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	923	1,154
Amortization of intangible assets	2,294	1,820
Amortization of deferred stock compensation	124	305
Loss on disposal of fixed assets	175	—
Purchased in-process research and development	4,230	—
Changes in assets and liabilities:
Accounts receivable	(2,152)	177
Inventories	(1,085)	273
Prepaid expenses and other current assets	(485)	(240)
Other assets	(718)	67
Accounts payable	2,418	(95)
Accrued expenses and other current liabilities	(2,315)	(1,615)

Net cash used in operating activities	(7,740)	(12,660)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	(16,755)	—
Sale (purchase) of short-term investments, net	(31,311)	1,606
Purchase of property and equipment	(855)	(741)

Net cash provided by (used in) investing activities	(48,921)	865

Cash flows from financing activities:
Proceeds from private placement financing, net	30,870	—
Proceeds from issuance of common stock, net	2,814	1,432

Net cash provided by financing activities	33,684	1,432

Net decrease in cash and cash equivalents	(22,977)	(10,363)
Cash and cash equivalents at beginning of period	41,080	53,060

Cash and cash equivalents at end of period	$18,103	$42,697

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

     The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International, and its subsidiary, Saian Microsystems, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of June 30, 2004 and its results of operations for the three and nine months ended June 30, 2004 and 2003, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

     On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $31.0 million, net of expenses of approximately $2.0 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. On April 9, 2004, the Registration Statement related to the private placement was declared effective by the SEC.

Note 2 — Stock Options

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”

     Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(3,499)	$(4,085)	$(11,149)	$(14,506)
Add: stock-based employee compensation recorded in the Statement of Operations	37	82	124	405
Less: fair value of stock-based employee compensation	(1,986)	(2,797)	(6,424)	(8,752)

Pro forma	$(5,448)	$(6,800)	$(17,449)	$(22,853)

Net loss per share:
Basic and diluted
As reported	$(0.25)	$(0.38)	$(0.88)	$(1.36)
Pro forma	(0.39)	(0.63)	(1.37)	(2.15)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Estimated option life	4.0 years	4.0 years	4.0 years	4.0 years
Risk-free interest rate	3.25%	2.25%	2.95%	2.05%
Expected volatility	75.2%	90.0%	82.5%	90.0%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average estimated fair value	$5.56	$4.16	$6.70	$3.06

Note 3 — Net Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding for the period. Potentially dilutive shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase shares of common stock and their weighted shares equivalents were excluded from the computation of diluted earnings because of their anti-dilutive impact to the following periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Outstanding options to purchase common stock	4,178,807	3,940,642	4,588,924	4,334,440
Weighted equivalent shares	604,992	311,694	761,868	246,494

Note 4 — Detailed Balance Sheet:

	June 30,	September 30,
(in thousands) (unaudited)	2004	2003

Property and equipment:
Computer equipment	$6,324	$5,557
Furniture and fixtures	1,018	1,161
Leasehold improvements	934	1,188
Office equipment	672	636

	8,948	8,542
Less: accumulated depreciation	(7,084)	(6,435)

	$1,864	$2,107

Intangible assets:
Developed and core technology	$15,672	$3,903
Workforce	362	255
Patents	600	600
Contract backlog	649	—

	17,283	4,758
Less: accumulated amortization	(6,046)	(3,752)

	11,237	1,006
Goodwill	1,029	1,029

	$12,266	$2,035

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$2,916	$3,492
Accrued non-recurring engineering costs	1,262	2,120
Deferred revenue	1,202	2,013
Compensation and employee benefits	1,406	1,486
Other	480	470

	$7,266	$9,581

Note 5 — Asset Acquisition

     In April 2004, the Company acquired certain assets and intellectual property related to processor technology for $1.0 million in cash. The purchase price of the acquisition was allocated by management to the acquired undeveloped embedded processor core and the related development workforce. The allocation of the purchase price was as follows (in thousands):

Workforce	$107
Purchased in-process research and development	893

$1,000

     The acquired workforce is recorded on the balance sheet as an intangible asset and will be amortized on a straight-line basis over an estimated useful life of two years.

     The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established and no alternative future uses exist. The fair value of the asset containing in-process technology was determined using the cost method, which estimates the cost of developing a similar technology at prices applicable at the time of the appraisal.

     In December 2003, the Company acquired certain assets and intellectual property related to International Business Machines Corporation (“IBM”)’s network processor product line for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the network processors. The purchase price was allocated by management to assets acquired based on its fair value. For valuation of the identified intangible assets, management considered input provided by an independent appraisal. The allocation of the purchase price was as follows (in thousands):

Developed and core technology	$11,769
Contract backlog	649
Fixed assets	48
Inventory	67
Purchased in-process research and development	3,337

$15,870

     The acquired backlog, developed and core technology are recorded on the balance sheet as intangibles and other assets. Acquired backlog was amortized based upon fulfillment of the identifiable backlog. Developed and core technology is being amortized on a straight-line basis over their estimated useful life of five years.

     The amount allocated to purchased in-process research and development was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in mid-2005 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products.

Note 6 — Severance Costs

     In June 2004, the Company announced and effected a reduction in workforce, to align its costs and expenses with its strategic product development plan, which involved the elimination of thirteen engineering positions. The Company recorded as accrued liabilities and research and development expense the related severance and employment costs of $370,000.

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

     In December 2003, Hifn acquired certain assets and intellectual property related to International Business Machines Corporation (“IBM”)’s network processor product line. This acquisition complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

Critical Accounting Policies

     The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2003 and have not changed materially as of June 30, 2004.

Results of Operations

     The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

     Net Revenues.

     Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended					Nine Months Ended
	June 30,					June 30,
	2004		2003		Year- over-	2004		2003		Year- over-
		% of net		% of net	Year		% of net		% of net	Year
	$	revenues	$	revenues	Growth	$	revenues	$	revenues	Growth
Processors	$10,563	93%	$4,432	84%	138%	$23,849	83%	$11,911	84%	100%
Software licenses and other	760	7%	835	16%	(9)%	4,984	17%	2,320	16%	115%

	$11,323	100%	$5,267	100%	115%	$28,833	100%	$14,231	100%	103%

     Net revenues increased by $6.1 million for the quarter ended June 30, 2004 as compared to net revenues for the quarter ended June 30, 2003. Net revenues for the nine months ended June 30, 2004 increased by $14.6 million as compared to net revenues reported for the nine months ended June 30, 2003. The increase in revenues for the three months ended June 30, 2004 over the same period in the prior year reflects an increase in sales of Hifn’s data compression and encryption processors of $2.2 million and $3.9 million in revenues generated from the sale of network processors related to the technology acquired from IBM. This was offset by a decrease in revenues from software license and royalties of $75,000.

     The increase in revenues for the nine months ended June 30, 2004 over the same period in the prior year reflects an increase in sales of Hifn’s data compression and encryption processors of $7.4 million, revenues of $4.5 million generated from the sale of network processors related to the technology acquired from IBM and an increase in revenues from software license and royalties of $2.7 million.

     Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 46% and 41% of revenues for the three and nine months ended June 30, 2004, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 19% of revenues for the three months ended June 30, 2004 and less than 10% of revenues for the nine months ended June 30, 2004. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 12% and 17% of revenues for the three and nine months ended June 30, 2004, respectively.

     Cost of Revenues.

     Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended					Nine Months Ended
	June 30,					June 30,
	2004		2003		Year-	2004		2003		Year-
		% of		% of	over-		% of		% of	over-
		revenue		revenue	Year		revenue		revenue	Year
	$	category	$	category	Growth	$	category	$	category	Growth
Processors	$3,463	33%	$1,635	37%	112%	$7,566	32%	$4,428	37%	71%
Software licenses and other	120	16%	132	16%	(9)%	360	7%	330	14%	9%

	$3,583		$1,767		103%	$7,926		$4,758		67%

     Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased four percentage points for the three months ended June 30, 2004 as compared to the same period in fiscal 2003 primarily as a result of the mix of processor revenues sold during the respective periods. During the three months ended June 30, 2004 and 2003, we sold $114,000 and $138,000, respectively, in inventories that had previously been written down.

     Cost of processor revenues as a percentage of net processor revenues decreased five percentage points for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003 primarily as a result of the mix of processor revenues sold during the respective periods. During the nine months ended June 30, 2004 and 2003, we sold $372,000 and $482,000, respectively, in inventories that had previously been written down.

     Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

     Operating Expenses

     Research and Development.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
Research & development expenses	$6,612	$4,558	45%	$16,982	$15,189	12%
As a percentage of net revenues	58%	87%		59%	107%

     Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $2.1 million for the three months ended June 30, 2004 over the same period in the prior year. The increase mainly reflects increases in salaries and benefits expense of $1.0 million comprised of accrued severance costs of $370,000 related to the reduction in force in June 2004 and an average increase in headcount of twenty-nine engineers, engineering services and materials costs of $341,000 related to testing of new products, transition services costs of $181,000 related to the transfer of the technical designs of the IBM network processors and non-recurring engineering costs of $211,000 associated with tape-out, mask activities and qualification testing. Purchases of low value engineering equipment and software tools and maintenance aggregating $158,000 also contributed to the increase in research and development expense.

     Research and development expenses increased $1.8 million for the nine months ended June 30, 2004 over the same period in the prior year. The increase mainly reflects the net effect of increases in salaries and benefits expense of $813,000 comprised of accrued severance costs of $370,000 related to the reduction in force in June 2004 and an average increase in headcount of twelve engineers, engineering services and materials costs of $641,000 related to samples testing and development of new products, transition services costs of $363,000 related to the transfer of the technical designs of the IBM network processors and $125,000 in costs related to the establishment of a network security laboratory in China, building and travel expenses aggregating $301,000 and the purchase of low value engineering equipment totaling $157,000. These increases were offset by a reduction in non-recurring engineering costs of $876,000 associated with tape-out, mask activities and qualification testing.

     Sales and Marketing.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
Sales & marketing expenses	$1,896	$1,790	6%	$5,527	$5,306	4%
As a percentage of net revenues	17%	34%		19%	37%

     Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $106,000 for the three months ended June 30, 2004 over the same period in the prior year. The increase primarily relates to an increase in sales representative commissions of $219,000 due to a higher level of sales made through sales representatives and the cost of terminating a sales representative arrangement offset by a decrease in allocated building expenses of $78,000, corresponding with reduced headcount.

     Sales and marketing expense increased $221,000 for the nine months ended June 30, 2004 over the same period in the prior year. The increase primarily relates to an increase in sales representative commissions of $434,000 due to a higher level of sales made through sales representatives and the cost of terminating a sales representative arrangement offset by a reduction in allocated building expenses of $185,000, corresponding with reduced headcount.

     General and Administrative.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
General & administrative expenses	$1,098	$979	12%	$3,319	$2,851	16%
As a percentage of net revenues	10%	19%		12%	20%

     General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $119,000 for the three months ended June 30, 2004 over the same period in the prior year as a result of increases in purchases of low value equipment of $54,000 and in legal expenses of $38,000.

     General and administrative expenses for the nine months ended June 30, 2004 increased $468,000 over the same period in the prior year as a result of increased legal and accounting costs of $212,000, purchases of low value equipment of $80,000, increased salaries and benefits expense of $73,000 and travel expenses of $58,000.

     Amortization of Intangibles.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
Amortization of intangibles	$825	$358	130%	$2,294	$1,075	113%
As a percentage of net revenues	7%	7%		8%	8%

     Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles increased $467,000 for the three months ended June 30, 2004 over the same period in the prior year and increased $1.2 million for the nine months ended June 30, 2004 over the same period in the prior year. The increase in amortization of intangibles is mainly comprised of the amortization of developed and core technology and contract backlog related to the IBM network processor of $1.8 million offset by a reduction in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

     Purchased In-Process Research and Development.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
Purchased in-process research & development	$893	$—	n.a.	$4,230	$—	n.a.
As a percentage of net revenues	8%	—		15%	—

     Purchased in process research and development during the three months ended June 30, 2004 relates to the purchase of certain assets for embedded processor technology. The allocated value of $893,000 was determined by management based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist.

     Purchased in-process research and development during the nine months ended June 30, 2004 includes $3.3 million related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount, related to two projects, was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in mid-2005 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

     Interest and Other Income, net.

	Three Months Ended			Nine Months Ended
	June 30,		Year-over- Year	June 30,		Year-over- Year
(dollars in thousands)	2004	2003	Growth	2004	2003	Growth
Interest & other income, net	$85	$100	(15)%	$296	$442	(33)%
As a percentage of net revenues	1%	2%		1%	3%

     Net interest and other income decreased by $15,000 for the three months ended June 30, 2004 over the same period in the prior year, and by $146,000 for the nine months ended June 30, 2004 over the same period in the prior year. The decrease in interest and other income for the three and nine months ended June 30, 2004 compared to the same periods in the prior fiscal year was mainly due to the shift in the investment mix from stock instruments to commercial paper and municipal bonds as well as a decrease in market interest rates.

     Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three and nine months ended June 30, 2004 and 2003. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

     Net cash used in operating activities of $7.7 million for the nine months ended June 30, 2004 was the result of net loss of $11.1 million, adjusted for non-cash items including purchased in-process research and development of $4.2 million, depreciation and amortization of fixed assets of $923,000, amortization of intangibles related to acquired technologies of $2.3 million, which includes $1.8 million in amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $124,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as an increase in accounts payable of $2.4 million as a result of the timing of purchases of inventory and software maintenance tools. These adjustments were offset by increases in accounts receivable of $2.2 million, inventories of $1.1 million and in prepaid expenses and other assets of $1.2 million. The increase in prepaid and other assets is a result of increases in prepaid insurance, licenses and engineering and maintenance tools. Also contributing to net cash used in operating activities was a decrease in accrued expenses and other current liabilities of $2.3 million as a result a reduction in deferred revenues and payment of previously-accrued non-recurring engineering costs.

     Net cash used in operating activities was $12.7 million for the nine months ended June 30, 2003 and was the result of net loss of $14.5 million, adjusted for non-cash items including depreciation and amortization costs of fixed assets of $1.2 million, amortization of intangibles related to acquired technology of $1.8 million, amortization of deferred stock compensation of $305,000, as well as decreases in accounts receivable of $177,000, in inventories of $273,000 and in intangibles and other assets of $67,000. These adjustments were offset by increases in prepaid expenses and other current assets of $240,000 related to prepaid insurance and software licenses, tools and maintenance, and a decrease in accounts payable and accrued expenses and other current liabilities aggregating $1.7 million.

     Net cash used in investing activities of $48.9 million for the nine months ended June 30, 2004 reflects the purchase of certain assets and intellectual property related to the IBM network processor product line and other technology for $16.8 million, the purchase of short-term investments of $31.3 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $855,000.

     Net cash provided by investing activities for the nine months ended June 30, 2003 of $865,000 reflects a decrease in short-term investments of $1.6 million partially offset by the purchase of property and equipment of $741,000.

     Net cash provided by financing activities was $33.7 million and $1.4 million for the nine months ended June 30, 2004 and 2003, respectively. The net cash provided by financing activities during the nine months ended June 30, 2004 is mainly attributable to net proceeds from the private placement financing of $30.9 million. Cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases aggregated $2.8 million and $1.4 million for the nine months ended June 30, 2004 and 2003, respectively.

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

     The following contractual obligations represent all of the Company’s known contractual obligations: The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through December 2007, and which contain renewal options. Additionally, during the quarter ended June 30, 2004, the Company entered into a three-year payment arrangement for engineering design tools.

     Payments for the obligation related to engineering design tools and future minimum lease payments for operating leases as of June 30, 2004 are as follows (in thousands):

	Operating	Engineering	Total
	Lease	Design	Contractual
	Commitments	Tools	Obligations
Fiscal year ending September 30,
2004 (three months ended)	$797	$188	$985
2005	2,860	750	3,610
2006	1,316	407	1,723
2007	1,078	—	1,078
2008	351	—	351
Thereafter	65	—	65

Total minimum lease payments	$6,467	$1,345	$7,812

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

     During the quarter ended December 31, 2003, we completed the acquisition of certain assets and intellectual property related to the IBM network processor product line for approximately $15.7 million in cash. The purchase price of the acquisition of $15.9 million, which included $200,000 in estimated acquisition related costs, was used to acquire the technical designs to the network processors. The purchase price was allocated to assets acquired based on the book value of inventory and fixed assets, which management believes approximates their fair value, and after considering input provided by an independent appraisal, to all other identifiable assets. The excess of the purchase price over the net tangible and intangible assets acquired has been allocated to the intangibles and fixed assets. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. As of June 30, 2004, we have approximately $1.0 million of goodwill related to the acquisition of Apptitude in August 2000.

We Depend Upon A Small Number Of Customers.

     Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 46%, 41% and 23% of our net revenues for the three and nine months ended June 30, 2004 and the year ended September 30, 2003, respectively. Huawei Technologies, Inc. (“Huawei”), an OEM producer of network equipment, comprised 19% and less than 10% of our net revenues for the three and nine months ended June 30, 2004, respectively. Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 12%, 17% and 34% of our net revenues during the three and nine months ended June 30, 2004 and the year ended September 30, 2003, respectively. Cisco, Huawei and Quantum are not under any binding obligation to order from us. If our sales to Cisco, Huawei or Quantum decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

     Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco Systems, Inc., Nortel Networks, Inc. and 3Com Corporation. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and liquidity could suffer.

Our Business Depends Upon The Development Of The Packet Processor Market.

     Our prospects are dependent upon the acceptance of packet processors as an alternative to other technology traditionally utilized by network and storage equipment vendors. Many of our current and potential customers have substantial technological capabilities and financial resources and currently develop internally the application specific integrated circuit components and program the general purpose microprocessors utilized in their products as an alternative to our packet processors. These customers may in the future continue to rely on these solutions or may determine to develop or acquire components, technologies or packet processors that are similar to, or that may be substituted for, our products. In order to be successful, we must anticipate market trends and the price, performance and functionality requirements of such network and storage equipment vendors and must successfully develop and manufacture products that meet their requirements. In addition, we must make products available to these large customers on a timely basis and at competitive prices. If orders from customers are cancelled, decreased or delayed, or if we fail to obtain significant orders from new customers, or any significant customer delays or fails to pay, our business, financial condition, results of operations and liquidity could suffer.

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network, iSCSI and Network Processor Markets.

     We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. Additionally, we have entered into the network processor market and developed products that we anticipate fulfills the need for security in the iSCSI market. These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the virtual private network, network processor and iSCSI markets will depend upon, among other things, the following:

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users; and

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks.

•	The adoption of security as a necessary feature in iSCSI.

     If we are unable to penetrate the virtual private network, network processor or iSCSI markets, or if these markets fails to develop, our business, financial condition and results of operations could suffer.

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

     In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. During the fiscal quarter ended June 30, 2004, we acquired certain technology for embedded processors. We may experience substantial difficulty in introducing new products, new products containing the acquired embedded processor technology and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

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

Our Success Depends Upon Protecting Our Intellectual Property.

     Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own nineteen (19) United States patents and seven foreign patents. We also have two pending patent applications in Japan. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management and rate shaping technologies and have expiration dates ranging from 2006 to 2020. We have five pending patent applications in the United States, four in Europe and Asia (Japan) covering our flow classification technology. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

     The Company has established a development facility in China. The facility faces some of the same risks with respect to international business activities as referenced above, including, without limitation, the imposition of governmental controls, currency exchange fluctuations and political instability.

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

We Have Been Engaged in Securities Class-Action Lawsuits.

     In the past, the Company has been engaged in securities class-action lawsuits. As of June 30, 2004, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

The Common Stock Sold In Our Private Offering Increased The Supply Of Our Common Stock On The Public Market, Which May Cause Our Stock Price To Decline.

     On April 9, 2004, the Registration Statement relating to 2,200,000 shares of our Common Stock sold in a private equity offering on February 6, 2004 was declared effective by the SEC. The shares of Common Stock becoming eligible for immediate and unrestricted resale into the public market at any time could adversely affect the market price of our Common Stock and the presence of these additional shares of Common Stock in the public market may further depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk — The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at June 30, 2004 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

     Foreign Currency Exchange Rate Risk - All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hi/fn, inc.
(Registrant)

Date: July 30, 2004	By:	/s/ William R. Walker

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