Form 10-K
period 2004-09-30
HI/FN INC
filed 2004-12-13
CIK 1065246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 1, 2004 was $123,889,297 (based upon the closing price reported on the NASDAQ National Market System as of the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the Registrant’s Common Stock as of December 1, 2004, was 13,975,572.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant’s 2005 Annual Meeting of Shareholders to be held February 17, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, relating to matters including, but not limited to: (i) the relationship between the Company’s technology and competitive advantage; (ii) the effect of our ongoing product and technology development on product integration and performance; (iii) the increase of competition from existing and new competitors, including major domestic and international semiconductor suppliers; (iv) the impact of U.S. export regulations on our European competitors; (v) the competitive factors in our markets; (vi) the impact of our distribution agreement on global demand for network security products; (vii) the importance of our comprehensive product service and support on our market position and design efficiency; (viii) the reliance on subcontract manufacturers for substantially all manufacturing; (ix) the communications from third parties asserting patents, mask works rights, intellectual property or copyrights on certain products and technologies; (x) the sufficiency of our alternate suppliers; (xi) the impact of the transition of our products to smaller semiconductor dimensions; (xii) the retention of future earnings and dividend policies; (xiii) our investment in Research and Development; (xiv) our level of capital expenditures; (xv) the sufficiency of our existing cash resources for the next twelve months; (xvi) future operating results; (xvii) the composition of our customer base; (xviii) the anticipated average selling prices of our products; (xix) estimates of future contractual commitments, and (xx) future performance of our investment portfolio constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends, Risks and Uncertainties within the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as “Hifn,” “we,” “us” or “our”) is a flow classification and network security specialist company supplying most major network equipment manufacturers with patented technology to improve network packet processing. Hifn designs, develops and markets high-performance, multi-protocol packet processors — semiconductor devices and software — that enable secure, high-bandwidth network connectivity and efficient storage of business information. Hifn’s packet processor products perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

        Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

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

        The network computing market has undergone several major transitions over the past decade and it is the convergence of these transitions that contributed to the recent increase in global connectivity. One of these transitions was the migration of corporate computing environments from centralized mainframe systems to distributed client/server environments. The ability to access and share information through client/server technology expanded the need for connectivity beyond workgroup local area networks (“LANs”) to enterprise-wide networks spanning multiple LANs and wide area networks (“WANs”). Another transition was the widespread adoption of the Internet for business-to-business communications. Internet-based business applications have expanded beyond e-mail to a broad range of business applications and services including electronic publishing, direct to customer transactions, product marketing, advertising and customer support. Yet another transition was the emergence of consumer-to-business or e-commerce communications. The convergence of these major transitions led to the need for secure, managed communications and the emergence of virtual private networks that use the public Internet infrastructure and associated protocols and applications to share information and services; both within the enterprise and with business partners and customers. As a result, businesses are able to share internal information and run enterprise applications across geographically dispersed facilities as well as enable customers, suppliers and other business partners to inexpensively link into their enterprise information systems. As Internet protocols and infrastructure gain increasing and widespread acceptance for global communication, new wide-area connectivity services such as database access, transaction processing services, audio and telephone services; as well as video teleconferencing services; are emerging at a rapid rate. This expansion of services and applications is further accelerating the use of networks as global communication systems. The emergence of e-business increased the challenges in enabling secure access to information and applications.

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

        The increasing demands placed on data communication security systems by the expansion of Internet services and global enterprise networking quickly outpaces the capabilities of many traditional Internet security appliance architectures. These demands include the need to define and transparently enforce an integrated, enterprise-wide security policy that can be managed centrally and implemented on a distributed basis. An effective network security solution also needs to be open and extensible to enable it to address the rapidly changing requirements of the Internet and intranets, including the addition of new security applications, such as authentication, encryption, URL filtering, anti-virus protection, and Java and ActiveX security services and functions. This increased complexity, along with the higher demand placed by ever-increasing bandwidths and the increasing number of users has driven the creation of data communications semiconductors specifically designed for the security task. These high-performance security integrated circuits create the next generation security platform for the Internet based on a combination of protocol features, customer complex core logic and standards-based buses and interfaces. This is at the core of Hifn’s network security processor products.

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

        In support of emerging VPN architectures, we have introduced the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPsec”), Secure Session Layer (“SSL”), Transport Layer Security (“TLS”) and proposed Advanced Encryption Standard (“AES”) ciphersuite extensions to TLS protocols. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls.

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

Customers and Products

        A number of leading manufacturers of network and storage equipment have designed products that incorporate our products. To date, we have secured design wins with a number of networking and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our packet processors or an evaluation board and initiated a product design that incorporates our solutions. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

        At September 30, 2004, we had a backlog of semiconductor orders representing $10.4 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2003, we had a backlog of $5.2 million. Because we quote product lead times to customers of approximately three to five months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

        Hifn’s products — compression processors, encryption/compression processors, public key processors, network processors and flow classification software — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance storage devices. We also offer evaluation boards to assist customers in the evaluation of our products.

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

        Network Security Products. The Hifn 6500 public key processor provides acceleration of the mathematical computations involved in public key cryptography, supporting key exchange algorithms (such as the Rivest Shamir Adelman (“RSA”) public key cryptosystem as developed by RSA Data Security, Inc. and Diffie-Hellman) as well as digital signature algorithms (such as RSA and the Digital Signature Algorithm (“DSA”)). Hifn’s 7711, 7751 and

7811 encryption processors provide essential bandwidth-enhancement and security for network equipment such as routers, remote access concentrators, switches and firewalls. For high-performance security requirements, Hifn’s 7814, 7815, 7851, 7854 and 7855 processors are the first to incorporate the Hifn Intelligent Packet Processing (“HIPP”) architecture for complete processing from 100 to 700 megabits per second. Hifn’s 8154 and 8155 security processors provide secure packet processing at multi-gigabit speeds. For data communication applications such as xDSL and cable modems, the Hifn 7901, 7902 and 7951 provide the industry’s first complete broadband security processors implementing support of data compression, encryption and authentication algorithms. Hifn’s 7954, 7955 and 7956 devices are next-generation high-speed security co-processors designed for ROBO/SME (Remote Office and Branch Office/Small-Medium Enterprise) and ROBO/SOHO (Remote Office and Branch Office/Small Office-Home Office) networking applications like VPN Broadband Routers, Wireless LAN Access Points and Switches, VPN Edge Routers/Gateways, Firewall/VPN Appliances, and other Network and Customer Premise Equipment (“CPE”). With the exception of the 77xx series and the 7851, all these devices include a public key math processor and a true hardware random number generator (“RNG”) to support the public key cryptography required for key generation, exchange and authentication.

        Network FlowThrough™ Security Products. Hifn’s HIPP III line of intelligent FlowThrough security processors is targeted both for the traditional VPN networking market as well as the emerging storage area network (“SAN”) security market using the iSCSI (Internet Small Computer Systems Interface) and FCIP (Fibre Channel over Internet Protocol) protocols. The Hifn 4300, 4350, 8300 and 8350 are capable of performing the entire IPsec protocol on-chip at multi-Gigabit speeds, as well as the Internet Key Exchange (“IKE”) handshake all in one device. Interfacing these devices to a system is straightforward as they sit at the Ethernet I/O between the Physical layer transceiver and the Ethernet MAC function.

        Network Processors. Hifn’s line of network processors are advanced, robust, programmable, high-performance solutions for the most demanding routing applications. Hifn’s family of network processors are designed to enable networking equipment vendors to respond to the rapid evolution of networking applications and market needs by enhancing and differentiating their products with multi-gigabit software rather than hardware. The embedded PowerPC gives manufacturers the flexibility to support custom functions, such as enhanced frame processing, configuration and box management and the integrated PCI interface enables connection to new peripheral devices to help meet customer needs.

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

        Storage Enhancement Products. Hifn’s 9600, 9610, 9620 and 9630 high-performance compression processors provide a typical doubling of capacity and performance for mid- to high-end tape drive products.

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

Technology

        Hifn’s multi-protocol packet processors, which are high-performance compression, encryption/compression and public key processors, our network processors and our flow classification software have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

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

        Flow Classification and Measurement Architectures. Our flow classification technology, MeterFlow, has enabled us to extend our reach into the packet processing area. This technology is a software solution for network equipment vendors and has five patents issued and an additional sixteen (16) patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network, how network applications are performing and the effect they are having on network productivity. The flow classification solutions are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the public Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

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

Intellectual Property

        Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own twenty-two (22) United States patents and six foreign patents. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, pattern matching and rate shaping technologies and have expiration dates ranging from 2006 to 2022. We also have four pending patent applications in the United States and a total of seventeen (17) in Europe, Asia and Australia covering flow classification, cryptographic packet processing and pattern matching. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Success Depends Upon Protecting Our Intellectual Property.”

        As is typical in the semiconductor industry, we may in the future receive communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation regarding intellectual property, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our business and operating results. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change” and “— Our Success Depends Upon Protecting Our Intellectual Property.”

        In addition, we claim copyright protection for certain proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. Furthermore, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Face Risks Associated With Our International Business Activities.”

Export Restrictions on Encryption Algorithms

        A key element of Hifn’s packet processor architecture is the encryption algorithms embedded in our semiconductor and software products. These products are subject to export control regulations administered by the U.S. Department of Commerce. The regulations permit our domestic network equipment customers to export non-military specific products incorporating our encryption technology only after the finished product has received a one-time technical review from the Department of Commerce. In addition, those U.S. export control laws prohibit the export of many products, including any products with encryption, to a number of countries deemed hostile by the U.S. government (currently there are nine such countries). Furthermore, U.S. government regulations require export licenses from the Department of State for all military-specific products. The sale of our packet processors could be hindered or harmed by the failure of our network equipment customers to obtain the required technical reviews or by the costs of compliance. See “Sales, Marketing & Technical Support” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Products Are Subject To Export Restrictions.”

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

        Our products compete with products from companies such as Analog Devices, Inc., Safenet, Inc., IBM, Broadcom Corporation, Motorola, Inc., Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, Agere Systems and Applied Micro Circuits Corporation. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements with IBM, entered into in 1994, in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”), entered into in 1994, whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. The license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general-purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general-purpose microprocessors and other devices that attempt to perform all or a portion of the functions performed by our products.

        Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. Such competitors may have proprietary semiconductor manufacturing ability, preferred vendor status with many of our customers, extensive marketing power and name recognition, greater financial resources than us and other significant advantages over us. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure that we will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

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

        As of September 30, 2004, our research and development staff consisted of 101 employees. Our research and development expenditures were $22.4 million in the fiscal year ended September 30, 2004, $20.3 million in the fiscal year ended September 30, 2003 and $18.2 million in the fiscal year ended September 30, 2002, representing 53%, 99% and 84% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Carlsbad, California, Framingham, Massachusetts, Morrisville, North Carolina and Hangzhou, People’s Republic of China.

        The acquisition of pattern matching technology in September 2004, of certain assets of IBM in December 2003, of NetOctave in September 2002 and of Apptitude in August 2000 further strengthened our development efforts, adding to our pool of hardware and software expertise and intellectual properties. These acquisitions enable us to expand our product base to include network processors, storage area network, high-performance IPsec, acceleration for firewall applications, bandwidth management, load balancing, QoS and CoS.

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

Sales, Marketing & Technical Support

        We market our products through a direct sales and marketing organization, headquartered in Los Gatos, California, with sales offices in Massachusetts, Texas and North Carolina as well as in China, the United Kingdom and the Netherlands. We also market our products through independent contract sales representatives in the United States, Europe, Japan and other areas. Furthermore, we retain account managers to focus on individual customer relationships. Our customers in foreign countries are serviced through international distributors. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for our products. Our relationships with some of our sales representatives have been established within the last two years, and we are unable to predict the extent to which some of these representatives will be successful in marketing and selling our products.

        Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 41% and 23% of our net revenues for fiscal years ended September 30, 2004 and 2003, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, represented 14%, 34% and 46% of our net revenues for fiscal years ended September 30, 2004, 2003 and 2002, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, represented 14% of our net revenues for fiscal year ended September 30, 2004. Our customers are not subject to any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon A Small Number Of Customers.”

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

        We subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, IBM and Philips Semiconductor. The selection of these manufacturers was based on the breadth of available technology, quality, manufacturing capacity and support for design tools used by us. None of our products are currently manufactured by more than one supplier. However, we expect that in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

        At any given time, we use mainstream processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach allows us to focus on providing differentiated functionality in our products. Our current main products are manufactured using .6, .4, .3, .25, .18 and .13 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the ..13-micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

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

Employees

        As of September 30, 2004, Hifn employed a total of 146 full-time employees. Of the total number of employees, 101 were employed in research and development, 22 in sales and marketing, seven in operations and 16 in finance and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.

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

Available Information

        Financial and other information relating to the Company is available on our Company’s website at http://www.hifn.com. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

Item 2. Properties

Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 27,200 and 11,500 square feet of space in Los Gatos, California, under leases that expire in September 2005 and December 2007, respectively. We also lease other facilities, including 16,500 square feet of space for our design and operations center in Carlsbad, California, under various leases that expire in December 2004; 4,200 square feet of design space in Framingham, Massachusetts, under a lease that expires in November 2006; 11,300 square feet of design space in Morrisville, North Carolina, under a lease that expires in April 2009; 7,000 square feet of design space in Hangzhou, People’s Republic of China under a lease that expires in March 2006; and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts. Additionally, we have international field offices in the United Kingdom and the Netherlands. In November 2004, we entered into an agreement to extent the lease term for the Carlsbad, California, facility through June 2005.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE AND OTHER OFFICERS OF HIFN

        The following table sets forth certain information concerning the executive and other officers of the Company as of September 30, 2004:

Name	Age	Position
Christopher G. Kenber	60	Chairman, President and Chief Executive Officer
William R. Walker	63	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	41	Vice President and Chief Technical Officer
Kamran Malik, Ph.D	52	Vice President of Engineering
Thomas A. Moore	47	Vice President of Sales, Marketing and Operations
Douglas L. Whiting, Ph.D	48	Chief Scientist and Director

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

        Russell S. Dietz has served as Vice President and Chief Technology Officer of Hifn since August 2000. Mr. Dietz is the primary architect of the MeterFlow and MeterWorks technologies. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force (IETF), the IEEE802 subcommittees and the Optical Internetworking Forum (OIF). Mr. Dietz is Chairperson and a member of the Board of Directors of the Network Processing Forum where he was also the founding Hardware Working Group Chair. Mr. Dietz has been awarded five patents to date, all in the field of data communications traffic analysis and behavior.

        Kamran Malik, Ph.D. has served as Vice President of Engineering of Hifn since November 2002. Dr. Malik has over 25 years of experience in VLSI and ASIC development for high-performance processors and networking chips, successfully managing complex projects and delivering products to market. From 1999 through 2002, Dr. Malik led the hardware development of a new class of storage networking products around the IP and Gigabit Ethernet standards at Nishan Systems, Inc. From 1992 through 1998, Dr. Malik architected, directed and managed the design and development of a high-end super scalar 128-bit RISC MIPS processor used in Sony’s PlayStation 2 Emotion Engine at Toshiba Corporation. Dr. Malik holds a B.S. in Electrical Engineering from the University of Engineering and Technology, Lahore, Pakistan and an MS and Ph.D. in Electrical and Computer Engineering from Oregon State University.

        Thomas A. Moore, has served as Vice President of Sales of Hifn since January 2002 and of Sales and Marketing since September 2003. Mr. Moore has also served as Vice President of Operation since June 2004. Mr. Moore has over 20 years of executive sales management, business development and general management experience. Prior to joining Hifn, Mr. Moore was President and CEO of Pixami, an Internet infrastructure technology provider. For the five years prior to Pixami, he served as President of Image Software, a private software licensing and technology company. During the preceding 15 years, Mr. Moore successfully managed direct and indirect sales organizations for Xerox, DEST and Exxon. He brings with him extensive experience in direct and indirect sales channel management. Mr. Moore received his B.A. in Economics from the University of California, Los Angeles.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Hifn’s Common Stock is traded on the Nasdaq National Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported sales prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low
Fiscal Year Ended September 30, 2004:
Fourth Quarter	$11.93	$7.09
Third Quarter	12.34	8.44
Second Quarter	18.88	10.77
First Quarter	13.19	7.36
Fiscal Year Ended September 30, 2003:
Fourth Quarter	$9.54	$6.00
Third Quarter	9.00	4.66
Second Quarter	5.84	4.35
First Quarter	7.32	3.50

        On December 1, 2004, the reported last sale price of Common Stock on the Nasdaq National Market was $8.10 per share and there were approximately 687 holders of record of our Common Stock.

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

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,
	2004	2003	2002	2001	2000 (1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$42,142	$20,480	$21,791	$43,004	$44,838
Costs and operating expenses:
Cost of revenues	11,957	6,567	6,413	13,828	10,004
Research and development	22,418	20,329	18,221	18,569	14,577
Sales and marketing	7,324	7,211	8,445	9,462	8,172
General and administrative	4,492	3,862	12,309	7,705	5,147
Amortization of intangibles and goodwill	3,062	1,319	10,480	11,093	1,619
Impairment of intangibles and goodwill	-	3,919	27,366	-	-

Purchased in-process research & development	4,230	-	1,137	-	4,085

Income (loss) from operations	(11,341)	(22,727)	(62,580)	(17,653)	1,234
Interest income, net	525	566	1,067	2,700	4,211
Other income (expense), net	(52)	(22)	(72)	(64)	(66)
Provision for (benefit from) income taxes	-	(1,842)	6,014	(1,660)	4,381

Net income (loss)	$(10,868)	$(20,341)	$(67,599)	$(13,357)	$998

Net income (loss) per share, basic	$(0.84)	$(1.89)	$(6.49)	$(1.32)	$0.11
Net income (loss) per share, diluted	$(0.84)	$(1.89)	$(6.49)	$(1.32)	$0.10

Weighted average shares outstanding, basic	12,993	10,741	10,417	10,141	9,017
Weighted average shares outstanding, diluted	12,993	10,741	10,417	10,141	10,055

	September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$50,032	$43,074	$54,666	$64,751	$64,815
Total assets	76,242	52,821	72,279	126,810	131,479
Working capital	46,711	35,465	44,071	70,297	66,498
Total debt	-	-	-	-	27
Total stockholders' equity	64,229	41,117	56,656	119,835	124,191

(1)	In August 2000, we completed our acquisition of Apptitude in a transaction accounted for as a purchase. The Statement of Operations for fiscal year ended September 30, 2000 includes the operating results of Apptitude from the date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled “Trends, Risks and Uncertainties” and appearing elsewhere in this report. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K.

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

        Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

        Revenues from Cisco Systems, Inc., through its manufacturing subcontractor, represented 41% and 23% of our net revenues for fiscal years ended September 30, 2004 and 2003, respectively. Revenues from Quantum Corporation, through its manufacturing subcontractors, represented 14%, 34% and 46% of our net revenues for fiscal year ended September 30, 2004, 2003 and 2002, respectively. Revenues from Huawei Technologies, Inc., an OEM manufacturer of networking equipment, represented 14% of our net revenues for fiscal year ended September 30, 2004. International sales comprised 68%, 67% and 68% of net revenues for fiscal 2004, 2003 and 2002, respectively, and we anticipate that international sales will continue to grow in the future.

        In September 2004, Hifn acquired intellectual property for $1.8 million in cash, including acquisition related costs. Assets acquired include developed and core technology and acquired workforce. Additional payment of $900,000 may be payable contingent upon achievement of certain development milestones.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004.

        In December 2003, Hifn acquired certain assets and intellectual property valued at $15.9 million, including acquisition related costs. Assets acquired include inventory, fixed assets, developed and core technology and contract backlog. The acquired assets included in-process research and development of approximately $3.3 million, which was expensed at the time of the acquisition.

        In September 2002, Hifn acquired certain assets and intellectual property valued at $677,000 for cash consideration of approximately $2.2 million, including acquisition related costs. Assets acquired include fixed assets, core technology and workforce comprising of 15 engineers that joined us on October 1, 2002. Additionally, we acquired in-process research and development of approximately $1.1 million, which was expensed at the time of the acquisition.

        In August 2000, Hifn acquired Apptitude, a provider of embedded Internet traffic analysis solutions, through a merger of Apptitude with and into a wholly owned subsidiary of Hifn. The aggregate purchase consideration was $58.5 million, consisting of $20 million in cash and $38.5 million in stock. In exchange, we received tangible assets and assumed liabilities as well as intangible assets including developed and core technology, workforce and patents. Additionally, we acquired in-process research and development which was expensed at the time of the acquisition.

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand, consequently, certain long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million. During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, we significantly lowered our estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Accordingly, we estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. We recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their fair value. The remaining carrying value of goodwill at September 30, 2004 was approximately $1.0 million. We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” during the first quarter of fiscal 2003, which effectively replaces SFAS 121. In accordance with SFAS 142, the remaining carrying value of goodwill is not amortized, but is subject to annual impairment testing.

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

Critical Accounting Policies

        The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

        Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers comprise primarily of original equipment manufacturers (“OEMs”) and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

        Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of the resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire. To the extent we experience increased levels of returns, revenue will decrease resulting in decreased gross profit.

        We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred software license revenue balance as of September 30, 2004 was $440,000 and included approximately $103,000 in exchange rights for unsold licenses.

        Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As a result of unfavorable economic conditions and decreased demand for semiconductor devices, in fiscal 2001, we recorded, as a charge to cost of sales, a provision for excess inventory of $3.4 million. In fiscal years 2004 and 2003, we recognized gross margin benefits of $560,000 and $780,000, respectively, as a result of the sale of inventories that had been previously written down. As of September 30, 2004, inventories of $2.2 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

        We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the fourth quarter of fiscal 2003, the Company’s product plans changed as a result of a shift in customer feature requirements and demand. Consequently, long-lived and intangibles assets associated with terminated projects were impaired and a charge of $3.9 million was recorded. During the fourth quarter of fiscal 2002, prior to the implementation of SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $27.4 million charge for impairment of goodwill and other intangible assets. The impairment charges were based on the present value of management estimates of future cash flows. Changes in these estimates could have a material impact on the impairment charge and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. We adopted SFAS No. 142 during the first quarter of fiscal 2003. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization expense aggregated $8.6 million during fiscal 2002. The carrying value of goodwill was approximately $1.0 million at September 30, 2004. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,
	2004	2003	2002
Net revenues:
Processors	85%	83%	78%
Software licenses and other	15	17	22

Total net revenues	100	100	100

Costs and operating expenses:
Cost of revenues - processors	27	30	28
Cost of revenues - software licenses and other	1	2	1
Research and development	53	99	84
Sales and marketing	17	35	39
General and administrative	11	19	56
Amortization of intangibles and goodwill	8	7	48
Impairment of intangibles and goodwill	-	19	126
Purchased in-process research & development	10	-	5

Total costs and operating expenses	127	211	387

Loss from operations	(27)	(111)	(287)
Interest and other income, net	1	3	4

Loss before income taxes	(26)	(108)	(283)
Provision for (benefit from) income taxes	-	(9)	27

Net loss	(26)%	(99)%	(310)%

Years Ended September 30, 2004, 2003 and 2002

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Year Ended September 30,
	2004		2003		2002
(dollars in thousands)	$	% of net revenues	$	% of net revenues	$	% of net revenues	2004 vs. 2003 Change	2003 vs. 2002 Change

Processors	$35,773	85%	$17,041	83%	$17,087	78%	110%	0%
Software licenses and other	6,369	15%	3,439	17%	4,704	22%	85%	(27)%

	$42,142	100%	$20,480	100%	$21,791	100%	106%	(6)%

        Net revenues increased by $21.7 million in fiscal 2004 as compared to net revenues in fiscal 2003. The increase in net revenues reflects an increase in sales of Hifn’s data compression and encryption processors of $7.6 million, revenues generated from the sale of network processors related to the technology acquired from IBM of $11.2 million, as well as an increase in revenues from software licenses and other, including royalties, of $2.9 million.

        Net revenues from sales of semiconductor processors and licenses of software libraries decreased $1.3 million in fiscal 2003 compared to net revenues in fiscal 2002, which was primarily attributable to lower license and software revenues.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 41% and 23% of revenues for fiscal years 2004 and 2003, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 14%, 34% and 46% of revenues in fiscal years 2004, 2003 and 2002, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 14% of revenues in fiscal 2004. No other customers accounted for more than 10% of revenues in the periods presented.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of the respective revenue category and the year-over-year change were as follows:

	Year Ended September 30,
	2004		2003		2002
(dollars in thousands)	$	% of net revenues	$	% of net revenues	$	% of net revenues	2004 vs. 2003 Change	2003 vs. 2002 Change

Processors	$11,477	32%	$6,138	36%	$6,230	36%	87%	(1)%
Software licenses and other	480	8%	429	12%	183	4%	12%	134%

	$11,957	28%	$6,567	32%	$6,413	29%	82%	2%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased four percentage points for fiscal 2004 as compared to the same period in fiscal 2003 and remained at the same level (as a percentage of revenue) in fiscal 2003 as in fiscal 2002 primarily as a result of the mix of processor products sold during the respective periods. During fiscal 2004, 2003 and 2002, we sold $560,000 and $780,000 and $710,000, respectively, in inventories that had previously been written down.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Research and Development.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Research & development expenses	$22,418	$20,329	$18,221	10%	12%
As a percentage of net revenues	53%	99%	84%

        Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $2.1 million in fiscal 2004 as compared to fiscal 2003 and mainly reflects an increase in consulting costs of $1.1 million, which is comprised of $545,000 in transition services costs related to the transfer of the technical designs of the IBM network processors, $430,000 in samples testing and new product development and $125,000 in costs related to the establishment of a network security laboratory in China. Additionally, salaries and benefits expense increased $874,000, including accrued severance costs of $370,000 related to a reduction in force in June 2004, and an average increase in headcount of fourteen engineers. Adding further to the increase was the purchase of low value engineering equipment for headcount additions and software tools aggregating $181,000 and an increase in engineering materials expense of $264,000 as a result of the timing of product testing and development. These increases were offset by a reduction in non-recurring engineering expenses of $578,000 as a result of the timing associated with tape-out, mask activities and product qualification testing.

        Research and development expenses increased by $2.1 million in fiscal 2003 as compared to fiscal 2002 and mainly reflects an increase in salaries and benefits of $1.1 million as a result of an increase in headcount, an increase in non-recurring engineering charges of $1.6 million and the depreciation of engineering development tools of

$867,000 related to product development efforts, offset by a reduction in amortization of deferred stock-based compensation of $1.7 million, inclusive of $1.3 million in amortization of deferred stock-based compensation related to the voluntary stock option exchange in fiscal 2002.

        Research and development expenses also include amortization of deferred stock-based compensation related to the acquisition of Apptitude of $133,000 in fiscal 2004, $309,000 in fiscal 2003 and $2.0 million in fiscal 2002.

        We expect our investments in research and development to continue to increase in coming periods on an absolute basis as we continue to develop products targeted at meeting market needs. We currently have two projects in development with anticipated production dates in mid-2005 and early 2006. However, we cannot assure that our product development programs will be successful or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Sales & marketing expenses	$7,324	$7,211	$8,445	2%	(15)%
As a percentage of net revenues	17%	35%	39%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $113,000 in fiscal 2004 over the same period in fiscal 2003. The increase primarily reflects the net effect of an increase in sales representative commissions of $484,000, due to a higher level of sales made through sales representatives and the cost of terminating a sales representative arrangement, and in sales conference and travel expenses of $114,000 offset by a decrease in allocated building expenses of $266,000 and in salaries and benefits costs of $204,000, corresponding with reduced headcount.

        The decrease in sales and marketing expenses in fiscal 2003 from fiscal 2002 reflects the net effect of a decrease in salaries and wages expense of $524,000 as a result of a decrease in average headcount of eight employees, a decrease in deferred stock-based compensation expense of $383,000 and decreases in travel, tradeshow and conference expenses of $241,000 which were offset by an increase in sales representative commissions of $195,000 due to higher level of sales made through sales representatives.

        General and Administrative.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
General & administrative expenses	$4,492	$3,862	$12,309	16%	(69)%
As a percentage of net revenues	11%	19%	56%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $630,000 in fiscal 2004 as compared to fiscal 2003 as a result of increases in salaries and benefits expenses of $277,000, in legal expenses of $175,000 mainly due to costs related to patent applications and processing and in accounting expenses of $178,000 related to accounting services for foreign offices and for services related to the transition of the IBM network processor customers into Hifn.

        The decrease in general and administrative expenses in fiscal 2003 as compared to fiscal 2002 mainly relates to certain charges recorded in fiscal 2002 including $3.7 million related to vacant facility lease obligations, accrued shareholder litigation settlement charge of $2.7 million, as well as decreases in legal expenses of $526,000 and in amortization of deferred stock-based compensation of $394,000. Amortization of deferred stock-based compensation was $5,000 for fiscal 2004, $51,000 for fiscal 2003 and $420,000 for fiscal 2002. Legal costs for the fiscal years ended 2004, 2003 and 2002 were $314,000, $143,000 and $689,000, respectively. Legal costs for fiscal 2004 included $115,000 that related to patent applications and processing. Legal costs for fiscal 2002 included costs related to the shareholder litigation.

        Amortization of Intangibles and Goodwill.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Amortization of intangibles	$3,062	$1,319	$1,841	132%	(28)%
As a percentage of net revenues	8%	7%	8%

Amortization of goodwill	$-	$-	$8,639	-	(100)%
As a percentage of net revenues	-	-	40%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles increased $1.7 million in fiscal 2004 as compared to fiscal 2003. The increase is the net effect of $2.4 million in amortization of developed and core technology and contract backlog related to the IBM network processor technology acquired in December 2003 offset by a reduction in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

        Amortization of intangibles decreased $522,000 in fiscal 2003 as compared to fiscal 2002. The decrease reflects a reduction in amortization of previously capitalized intangible assets as they reached their estimated useful lives coupled with the effect of the write-off of certain intangible assets due to impairment.

        Goodwill amortization expense related to the acquisition of Apptitude aggregated $8.6 million in fiscal year 2002. As a result of our adoption of SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements), we ceased amortization of goodwill beginning October 1, 2002.

        Impairment of Intangibles and Goodwill.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Impairment of intangibles and goodwill	$-	$3,919	$27,366	(100%)	(86)%
As a percentage of net revenues	-	19%	126%

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand. Consequently, intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million to write down developed and licensed technologies.

        During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the Apptitude technology had shifted, resulting in a significant reduction in expected revenues. As a result of our evaluation of the carrying value of long-lived assets, we recorded an impairment charge of $27.4 million as a write-down of goodwill and developed technology.

        The remaining carrying value of goodwill at September 30, 2004 was approximately $1.0 million, which balance is not amortized but is subject to impairment testing in accordance with SFAS 142 (see Note 2 of Notes to Consolidated Financial Statements).

        Purchased In-Process Research and Development.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Purchased in-process research & development	$4,230	$-	$1,137	n.a.	(100)%
As a percentage of net revenues	10%	-	5%

        Purchased in-process research and development in fiscal 2004 include $893,000 related to the purchase of certain assets for embedded processor technology and $3.3 million related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount of $3.3 million, related to two projects, was determined by management based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in mid-2005 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of the projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results. The allocated value related to the purchase of certain assets for embedded processor technology of $893,000 was determined by management based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist.

        Purchased in-process research and development (“IPR&D”) in fiscal 2002 related to the purchase of intellectual property for processing of IPsec packets using a combination of hardware, firmware and software was $1.1 million, or 5% of net revenues. Purchased IPR&D related to the value assigned to products which had not reached technological feasibility at the time of purchase.

        Interest and Other Income, Net.

	Year Ended September 30,			2004 vs. 2003	2003 vs. 2002
(dollars in thousands)	2004	2003	2002	Change	Change
Interest & other income, net	$473	$544	$995	(13)%	45%
As a percentage of net revenues	1%	3%	4%

        Interest and other income, net, decreased $71,000 in fiscal 2004 as compared to fiscal 2003 and decreased $451,000 in fiscal 2003 as compared to fiscal 2002. The continuing decrease in net interest income was primarily a result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during the past three fiscal years as well as a decrease in market interest rates.

        Income Taxes.

        In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the year ended September 30, 2004. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Net cash used in operating activities	$(6,351)	$(11,479)	$(5,580)
Net cash provided by (used in) investing activities	(50,913)	(1,473)	3,442
Net cash provided by financing activities	33,000	972	598

Net decrease in cash and cash equivalents	$(24,264)	$(11,980)	$(1,540)

        Operating Activities. In fiscal 2004, net cash used in operating activities was $6.4 million and was the result of net loss of $10.9 million, adjusted for non-cash items including purchased in-process research and development of $4.2 million, depreciation and amortization of fixed assets of $1.2 million, amortization of intangibles related to acquired technologies of $3.1 million, which includes $2.4 million in amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $138,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as an increases in accounts payable of $1.7 million attributable to purchases of inventory, corresponding with increased revenues, and in prepaid expenses and other assets of $497,000 primarily related to licenses for core technologies to be integrated into products under development. These adjustments were offset by increases in accounts receivable of $2.9 million and inventories of $1.6 million, as a result of increased revenues. Also contributing to net cash used in operating activities was a decrease in accrued expenses and other current liabilities of $1.9 million as a result of a reduction in deferred revenues and accrued non-recurring engineering costs.

        In fiscal 2003, net cash used in operating activities of approximately $11.5 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles of $3.9 million, amortization of intangibles and of deferred stock compensation of $2.7 million, depreciation and amortization costs of $1.5 million and decreases in prepaids and other current assets of $1.0 million, in inventories of $349,000, in other assets of $228,000 and an increase in accounts payable of $186,000. These adjustments were offset by an increase in accounts receivable of $452,000 and a decrease in accrued expenses and other current liabilities of $630,000.

        In fiscal 2002, cash used in operating activities of approximately $5.6 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles and goodwill of $27.4 million, amortization of intangibles and goodwill and of deferred stock compensation of $13.8 million, depreciation and amortization costs of $1.9 million, in-process research and development charge of $1.1 million and a decrease in deferred income tax assets of $5.7 million. Operating cash flows were also provided by decreases in accounts receivable of $1.5 million, in inventory, prepaid expenses and other assets of $2.3 million as well as decreases in accounts payable and accrued expenses and other current liabilities aggregating $8.3 million.

        Investing Activities. Net cash used in investing activities in fiscal 2004 of $50.9 million reflects the purchase of certain assets and intellectual property for $18.7 million, including $15.9 million related to the IBM network processor product line and $1.8 million related to the purchase of pattern matching technology, the net purchase of short-term investments of $31.3 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $931,000. Cash used in investing activities in fiscal 2003 was $1.5 million, resulting from the net purchase of short-term investments of $388,000 and the acquisition of $1.1 million in property and equipment. Cash provided by investing activities in fiscal 2002 was $3.4 million, resulting from the net sales of short-term investments of $8.5 million, offset by the acquisition of $4.8 million in intellectual property and $336,000 in property and equipment. Our capital expenditures in fiscal 2004 reflect costs incurred for office and engineering test and development equipment. We expect capital expenditures in the foreseeable future to approximate fiscal 2004 levels.

        Financing Activities. Cash provided by financing activities in fiscal 2004 was $33.0 million and was comprised of net proceeds from the private placement financing of $30.9 million, cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $3.0 million offset by installment payments on acquired software licenses of $892,000. Cash provided by financing activities in fiscal 2003 of $972,000 reflects proceeds from stock option exercises and stock purchase plan purchases of $1.7 million offset by installment payments on acquired software licenses of $775,000. Cash provided by financing activities in fiscal 2002 of $598,000 reflects proceeds from stock option exercises and stock purchase plan purchases of $942,000 offset by payments on acquired software licenses and debt obligations totaling $344,000.

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

        The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company’s need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company’s existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We believe that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

Contractual Obligations

        The following represent all of the Company’s known contractual obligations:

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through April 2009, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases.

        Payment obligations for such commitments as of September 30, 2004 are as follows (in thousands):

	Operating Lease Commitments	Inventory Purchases	Non-recurring Engineering Expenses
Fiscal year ending September 30,
2005	$2,388	$4,665	$3,085
2006	1,148	--	--
2007	1,097	--	--
2008	413	--	--
2009	110	--	--

Total minimum lease payments	$5,156	$4,665	$3,085

        The Company’s lease arrangement for its Carlsbad, California, facility expires in December 2004. In November 2004, the Company entered into an agreement to extend the lease term through June 2005. Payment obligations related to the extension period are included in operating lease commitments above.

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

Trends, Risks and Uncertainties

        In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

Our Operating Results May Fluctuate Significantly.

        Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors including the following:

•	General business conditions in our markets as well as global economic uncertainty;

•	Increases or reductions in demand for our customers' products;

•	The timing and volume of orders we receive from our customers;

•	Cancellations or delays of customer product orders;

•	Acquisitions or mergers involving us, our competitors or customers;

•	Any new product introductions by us or our competitors;

•	Our suppliers increasing costs or changing the delivery of products to us;

•	Increased competition or reductions in the prices that we are able to charge;

•	The variety of the products that we sell as well as seasonal demand for our products; and

•	The availability of manufacturing capacity necessary to make our products.

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired OurFinancial
Condition and Results of Operations May Suffer.

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of September 30, 2004. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.

        Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 41% and 23% of our net revenues for the years ended September 30, 2004 and 2003, respectively. Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 14%, 34% and 46% of our net revenues during the year ended September 30, 2004, 2003 and 2002, respectively. Huawei Technologies, Inc. (“Huawei”), an OEM producer of network equipment, comprised 14% of our net revenues for the year ended September 30, 2004.

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. We expect that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

Our Business Depends Upon The Continued Growth And Our Penetration Of The Virtual Private Network, iSCSI andNetwork
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

        In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. During fiscal 2004, we acquired certain technology for embedded processors, pattern matching and network processors. We may experience substantial difficulty in introducing new products, new products containing the acquired technologies and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

Our Markets Are Highly Competitive.

        We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., SafeNet, Inc., IBM, Broadcom Corporation, Motorola, Inc., Cavium Networks, Freescale Technologies, Inc., Intel Corporation, Agere Systems and Applied Micro Circuits Corporation. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Success Depends Upon Protecting Our Intellectual Property.

        Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-two (22) United States patents and six foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2006 to 2022. We also have four pending patent applications in the United States and a total of seventeen (17) in Europe, Asia and Australia covering flow classification, cryptographic packet processing and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

The Length Of Time It Takes To Develop Our Products And Make A Sale To Our Customers May Impair Our OperatingResults.

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

•	Adapting our product design, if necessary, to the new manufacturer's process;

•	Creating a new mask set to manufacture the product;

•	Having the new manufacturer prepare sample products so we can verify the product specification; and

•	Providing sample products to customers for qualification.

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

We Face Order And Shipment Uncertainties.

        We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which could harm our profit margins and restrict our ability to fund our operations. During fiscal 2001, we wrote off excess inventory of $3.4 million as a result of a significant decrease in forecasted demand for our products. We recognize revenue upon shipment of products to our customers. Revenue from products sold to distributors are deferred until the distributor sells the products to a third party. An unanticipated level of returns could harm our business, financial condition and results of operations.

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

We Face Risks Associated With Acquisitions.

        We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired operations, technologies and products;

•	Diversion of management's attention from other business concerns;

•	Risks of entering markets in which we have little or no prior experience; and

•	Loss of key employees of acquired organizations.

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

Our Stock Price May Be Volatile.

        The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations can result from:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts' estimates;

•	Short-selling of our Common Stock; and

•	Events affecting other companies that investors deem to be comparable to us.

We Have Been Engaged in Securities Class-Action Lawsuits.

        In the past, the Company has been engaged in securities class-action lawsuits. During fiscal 2003, we completed the settlement terms of a class action complaint and had shareholder derivative actions dismissed. As of September 30, 2004, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

The Common Stock Sold In Our Private Offering Increased The Supply Of Our Common Stock On The Public Market, Which May Cause Our Stock Price To Decline.

        On April 9, 2004, the Registration Statement on Form S-3 relating to the sale of 2,200,000 shares of our Common Stock in a private equity offering on February 6, 2004 was declared effective. The shares of Common Stock becoming eligible for immediate and unrestricted resale into the public market at any time could adversely affect the market price of our Common Stock and the presence of these additional shares of Common Stock in the public market may further depress our stock price.

We Face Risks Associated With The Integration Of The IBM Network Processor Product Line Into Our Business.

        During the fiscal quarter ended December 31, 2003, we acquired certain assets and intellectual property related to the IBM network processor product line. Our success in integrating these assets into our business will depend on our ability to merge the acquired assets into our ongoing operations, including maintaining a continuing relationship with IBM’s established customer base and our third party supplier, in this case, IBM. Without the successful integration of this significant asset acquisition, there can be no assurance that we will be able to maintain the revenue and profit performance levels experienced by IBM. If we fail to integrate these products into our operations successfully, our business, financial condition and results of operations could suffer.

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

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board issued an exposure draft entitled “Share-Based Payment” to amend Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” We will continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. We maintain a conservative investment policy, which focuses on safety and principal preservation of our invested funds. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2004 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. To date, we have not incurred gains and losses from such fluctuations.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of September 30, 2004 and 2003	40
Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002	41
Consolidated Statements of Stockholders' Equity for the years ended September 30, 2004, 2003 and 2002	42
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002	43
Notes to Consolidated Financial Statements	44-59
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003 and 2002	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of hi/fn, inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the Consolidated Financial Statements, effective October 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 9, 2004

HIFN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,816	$41,080
Short-term investments	33,216	1,994
Accounts receivable, net of allowance for doubtful
accounts of $259 and $205, respectively	5,653	2,715
Inventories	2,051	355
Prepaid expenses and other current assets	988	1,025

Total current assets	58,724	47,169
Property and equipment, net	1,737	2,107
Intangible assets, net	13,338	2,035
Other assets	2,443	1,510

	$76,242	$52,821

LIABILITIES AND STOCKHOLDER’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,323	$2,123
Accrued expenses and other current liabilities	7,690	9,581

Total current liabilities	12,013	11,704

Commitments and contingencies (Note 11 and Note 12)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, $0.001 par value; 100,000,000 shares authorized;
13,868,000 and 11,201,000 shares issued and outstanding, respectively	14	11
Additional paid-in capital	161,500	127,611
Deferred stock-based compensation	-	(138)
Accumulated other comprehensive loss	(50)	-
Accumulated deficit	(97,235)	(86,367)

Total stockholders' equity	64,229	41,117

	$76,242	$52,821

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2004	2003	2002

Net Revenues:
Processors	$35,773	$17,041	$17,087
Software licenses and other	6,369	3,439	4,704

Total net revenues	42,142	20,480	21,791

Costs and operating expenses:
Cost of revenues - processors	11,477	6,138	6,230
Cost of revenues - software licenses and other	480	429	183
Research and development	22,418	20,329	18,221
Sales and marketing	7,324	7,211	8,445
General and administrative	4,492	3,862	12,309
Amortization of intangibles	3,062	1,319	1,841
Amortization of goodwill	-	-	8,639
Impairment of intangibles	-	3,919	629
Impairment of goodwill	-	-	26,737
Purchased in-process research & development	4,230	-	1,137

Total costs and operating expenses	53,483	43,207	84,371

Loss from operations	(11,341)	(22,727)	(62,580)
Interest income	580	566	1,075
Interest expense	(55)	-	(8)
Other expense, net	(52)	(22)	(72)

Loss before income taxes	(10,868)	(22,183)	(61,585)
Provision for (benefit from) income taxes	-	(1,842)	6,014

Net loss	$(10,868)	$(20,341)	$(67,599)

Net loss per share:
Basic and diluted	$(0.84)	$(1.89)	$(6.49)

Shares used in computing net loss per share:
Basic and diluted	12,993	10,741	10,417

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Deferred Stock-Based	Additional Paid-In	Accumulated Other Compre-	Retained Earnings (Accumu- lated	Total Stockholders’
	Shares	Amount	Compensation	Capital	hensive Loss	Deficit)	Equity
Balance at September 30, 2001	10,184	$10	$(3,418)	$121,670	$-	$1,573	$119,835
Issuance of common stock upon
exercise of options	88	-	-	237	-	-	237
Amortization of deferred stock-based
compensation	-	-	1,079	-	-	-	1,079
Reduction in deferred stock-based
compensation due to voluntary stock
option exchange	-	-	1,746	-	-	-	1,746
Issuance of common stock for
purchase of intellectual property	150	-	-	2,202	-	-	2,202
Issuance of common stock under
employee stock purchase plan	70	-	-	705	-	-	705
Reversal of tax benefit from
employee stock plans, net of
recognized benefit	-	-	-	(1,549)	-	-	(1,549)
Net loss	-	-	-	-	-	(67,599)	(67,599)

Balance at September 30, 2002	10,492	10	(593)	123,265	-	(66,026)	56,656
Issuance of common stock upon
exercise of options	249	1	-	965	-	-	966
Amortization of deferred stock-based
compensation	-	-	355	-	-	-	355
Reduction in deferred stock-based
compensation due to terminations	-	-	100	(100)	-	-	-
Issuance of common stock for class
action litigation settlement	285	-	-	2,700	-	-	2,700
Issuance of common stock under
employee stock purchase plan	175	-	-	781	-	-	781
Net loss	-	-	-	-	-	(20,341)	(20,341)

Balance at September 30, 2003	11,201	11	(138)	127,611	-	(86,367)	41,117
Net loss	-	-	-	-	-	(10,868)	(10,868)
Unrealized loss on financial instruments	-	-	-	-	(50)	-	(50)

Comprehensive loss							(10,918)

Issuance of common stock upon
exercise of options	361	1	-	2,475	-	-	2,476
Amortization of deferred stock-based
compensation	-	-	138	-	-	-	138
Issuance of common stock in relation
to private placement financing, net
of $2,100 in issuance costs	2,200	2	-	30,868	-	-	30,870
Issuance of common stock under
employee stock purchase plan	106	-	-	546	-	-	546

Balance at September 30, 2004	13,868	$14	$-	$161,500	$(50)	$(97,235)	$64,229

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,868)	$(20,341)	$(67,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,174	1,533	1,867
Write-down of fixed assets	-	25	-
Loss on disposition of fixed assets	175	-	-
Amortization of intangibles	3,062	2,313	2,338
Amortization of goodwill	-	-	8,639
Impairment of intangibles	-	3,919	629
Impairment of goodwill	-	-	26,737
Amortization of deferred stock-based compensation	138	355	1,079
Reduction in deferred stock-based compensation due to
voluntary stock option exchange	-	-	1,746
Purchased in-process research and development	4,230	-	1,137
Deferred income taxes	-	-	5,672
Change in allowance for doubtful accounts	54	41	10
Changes in assets and liabilities:
Accounts receivable	(2,992)	(493)	1,541
Inventories	(1,629)	349	981
Prepaid expenses and other current assets	37	1,036	848
Other assets	460	228	474
Accounts payable	1,699	186	928
Accrued expenses and other current liabilities	(1,891)	(630)	7,393

Net cash used in operating activities	(6,351)	(11,479)	(5,580)

Cash flows from investing activities:
Sales of short-term investments	28,508	1,606	10,151
Purchases of short-term investments	(59,780)	(1,994)	(1,606)
Purchases of intellectual property	(18,710)	-	(4,767)
Purchases of property and equipment	(931)	(1,085)	(336)

Net cash provided by (used in) investing activities	(50,913)	(1,473)	3,442

Cash flows from financing activities:
Proceeds from issuance of common stock for stock option
exercises and employee stock purchase plan, net	3,022	1,747	942
Proceeds from issuance of common stock in relation
to private placement financing, net of costs	30,870	-	-
Installment payments on acquisition
of software licenses	(892)	(775)	(318)
Payment on capital lease obligations	-	-	(26)

Net cash provided by financing activities	33,000	972	598

Net decrease in cash and cash equivalents	(24,264)	(11,980)	(1,540)
Cash and cash equivalents at beginning of period	41,080	53,060	54,600

Cash and cash equivalents at end of period	$16,816	$41,080	$53,060

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

        hi/fn, inc. (the “Company” or “Hifn”) is a flow classification and network security specialist company supplying most major network equipment vendors with patented technology to improve network packet processing. The Company designs, develops and markets high-performance, multi-protocol packet processors in semiconductor devices and software. The Company’s products are used in networking and storage equipment such as routers, remote access concentrators, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices. The Company’s operating activities are primarily in the United States and revenues are generated from sales to customers in the United States, Asia and Europe.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

        The Company has an accumulated deficit of $97.2 million as of September 30, 2004 and incurred losses of $10.9 million during the year ended September 30, 2004. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

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

Short-Term Investments

        The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in municipal bonds. At September 30, 2004, all short-term investments were classified as available-for-sale and carried at market value. Realized gains or losses are determined based on specific identification and are reflected in interest and other income, net. Realized gains or losses were not significant in fiscal 2004, 2003 and 2002. Net unrealized gains or losses are recorded directly in stockholders’ equity as other comprehensive gains or losses.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash equivalents and short-term investments are invested in money market funds, commercial paper and municipal bonds with high credit quality financial institutions.

        Substantially all of the Company’s customers are original equipment manufacturers (“OEMs”) or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2004, three customers accounted for 36%, 17% and 11%, respectively, and two customers accounted for 10% each, of total accounts receivable. At September 30, 2003, four customers accounted for 20%, 17%, 16% and 14%, respectively, of total accounts receivable. Management believes that its credit policies which include credit evaluations of customers and, where necessary, imposition of stricter credit restrictions, substantially mitigate such concentrated credit risk. Allowance for bad debt is determined based upon specific identification of potentially uncollectible accounts. Bad debt expenses were not significant in fiscal 2004, 2003 and 2002.

Concentration of Suppliers

        We subcontract all semiconductor manufacturing of our processors on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. We do not have long-term manufacturing agreements with any of our subcontract manufacturers. Our subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry capacity at acceptable prices, or experience delay or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where our semiconductor manufacturers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

Fair Value of Financial Instruments

        The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes.

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

Long-Lived Assets

        The Company assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The assessment of possible impairment is based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the estimated fair value of such assets.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related improvements. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of property and equipment may not be recoverable. Repairs and maintenance costs are expensed as incurred.

Goodwill and Purchased Intangible Assets

        Identifiable finite lived intangible assets are generally comprised of purchased intellectual property, core technology, workforce and patents, and are amortized on a straight-line basis over the estimated useful lives of the assets. Such lives range from two to five years. The Company evaluates the recovery of finite lived intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value may not be recoverable, we measure impairment by using the projected discounted cash flow method. During the fourth quarter of fiscal 2003, we concluded that impairment indicators existed and that certain long-lived and intangible assets were impaired and as a result, we recorded impairment charges of $3.9 million. During the fourth quarter of 2002, prior to the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we recorded a $27.4 million charge for impairment of goodwill and other intangible assets.

        The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment annually on May 31 and whenever events or circumstances occur that indicate possible impairment. The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net asset value. The excess of the fair value of the Company over the amounts allocated to the identifiable assets and liabilities of the Company is the implied fair value of the Company’s goodwill.

Revenue Recognition

        The Company derives revenue from the sale of processors and software license fees to OEMs and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivable is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party.

        Software license revenue is generally recognized when a signed agreement or other persuasive evidence of an arrangement exists, vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is reasonably assured. Returns, including exchange rights for unsold licenses, are recorded based on agreed-upon return rates or historical experience and are deferred until the return rights expire.

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

Research and Development Costs

        Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2004 or 2003.

Stock-Based Compensation

        The Company accounts for its employee stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure” are as follows (dollars in thousands):

	Year Ended September 30,
	2004	2003	2002
Net loss:
As reported	$(10,868)	$(20,341)	$(67,599)
Add: stock-based employee compensation
recorded in the Statement of Operations	138	355	2,825
Less: fair value of stock-based
employee compensation	(8,003)	(11,151)	(12,324)

Pro forma	$(18,733)	$(31,137)	$(77,098)

Net loss per share:
Basic and diluted
As reported	$(0.84)	$(1.89)	$(6.49)
Pro forma	(1.44)	(2.90)	(7.40)

        See Note 8 for a discussion of the assumptions used in computing the fair value of option grants for purposes of these disclosures.

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 9). Valuation allowances for deferred tax assets are established when, based on available objective evidence, management determines that it is more likely than not that the deferred tax assets will not be realizable.

Foreign Currency Translation

        The U. S. dollar is the functional currency for all our subsidiaries. Gains or losses from transactions of foreign subsidiaries are included in interest and other income, net. Such gains and losses were not material for any of the periods presented.

Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. Comprehensive income (loss) is disclosed in the Consolidated Statements of Stockholders’ Equity.

        The components of comprehensive loss are as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002

Net loss	$(10,868)	$(20,341)	$(67,599)
Unrealized loss on financial instruments	(50)	-	-

Comprehensive loss	$(10,918)	$(20,341)	$(67,599)

Asset Impairment

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand. Consequently, certain long-lived and intangible assets associated with terminated projects were impaired and the Company recorded a charge of $3.9 million to write down developed and licensed technologies. During the fourth quarter of fiscal 2002, the Company also determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, management significantly lowered its estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, were less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Accordingly, the Company estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. The Company recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their estimated fair value.

Goodwill

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 applies to business combinations and eliminates the pooling-of-interests method of accounting. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual impairment tests, the first of which was conducted as of October 1, 2002, in accordance with the Statements. Other intangible assets are amortized over their useful lives. Under the Statements, certain intangibles such as workforce acquired in a business combination were reclassified as goodwill. In addition, we have ceased amortization of goodwill. As of September 30, 2004, the Company has goodwill of $1.0 million.

        If amortization expenses related to goodwill that is no longer amortized with our adoption of SFAS 142 had been excluded from operating expenses for fiscal year ended September 30, 2002, net loss and loss per share would have been as follows (in thousands, except per share data):

September 30, 2002
Net loss:
Reported net loss	$(67,599)
Goodwill and workforce amortization	8,897

Adjusted net loss	$(58,702)

Basic and diluted loss per share:
Reported net loss	$(6.49)
Goodwill and workforce amortization	0.85

Adjusted net loss	$(5.64)

Recent Accounting Pronouncements

        In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend SFAS 123, “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB 25, “Accounting for Stock Issued to Employees.” This exposure draft would require us to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” We will continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

NOTE 3 — ACQUISITIONS

Asset Acquisition

        In September 2004, the Company acquired certain technology related to a pattern matching core for $1.8 million in cash. The purchase price of the acquisition, which included $40,000 in estimated acquisition related costs, was allocated by management to the identifiable assets. The allocation of the purchase price was as follows (in thousands):

Developed and core technology	$1,788
Workforce	52

$1,840

        The identified assets will be amortized on a straight-line basis over a period of three years for developed and core technology and two years for the acquired workforce. The purchase agreement also provides for additional payments aggregating $900,000, contingent upon achievement of certain development milestones at predefined deadlines. Such payments, if and when made, shall be recorded as research and development expense in the period paid.

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

$1,000

        The acquired workforce is recorded on the balance sheet as an intangible asset and is amortized on a straight-line basis over an estimated useful life of two years. The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established and no alternative future uses exist. The fair value of the in-process technology was determined using the cost method, which estimates the cost of developing a similar technology at prices applicable at the time of the appraisal.

        In December 2003, the Company acquired certain assets, intellectual property and technical designs related to International Business Machines Corporation (“IBM”)‘s network processor product line for approximately $15.9 million in cash, which included $200,000 in estimated acquisition related costs. The purchase price was allocated by management to assets acquired based on their fair values. The allocation of the purchase price was as follows (in thousands):

Developed and core technology	$11,769
Contract backlog	649
Fixed assets	48
Inventory	67
Purchased in-process research and development	3,337

$15,870

        The acquired backlog, developed and core technology are recorded on the balance sheet as intangibles and other assets. Acquired backlog was amortized based upon fulfillment of the identifiable backlog. Developed and core technology is amortized on a straight-line basis over their estimated useful life of five years.

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

        In September 2002, the Company acquired certain assets and intellectual property from a development stage company for cash consideration of $2.2 million. The Company allocated the total consideration to assets purchased and in-process research and development. The amounts allocated to core technology and workforce of $639,000 and $255,000, respectively, were recorded as intangible assets and are being amortized on a straight-line basis over a period of two and fours years, respectively. The design team of 15 engineers related to the acquired intellectual property joined the Company effective October 1, 2002. Purchased in-process research and development of $1.1 million related to processing of IPsec packets, representing the portion of the acquired technology that was not part of the identifiable core, was expensed at the time of purchase as a one-time charge because technological feasibility had not been established. Technological feasibility was subsequently established during October 2004 after the Company continued to develop the acquired technology at a cost consistent with expectations. Acquired fixed assets amounted to $122,000.

NOTE 4 — BALANCE SHEET DETAILS

		September 30,
(in thousands)		2004	2003
Property and equipment:
Computer equipment		$6,357	$5,557
Furniture and fixtures		1,020	1,161
Leasehold improvements		937	1,188
Office equipment		758	636

		9,072	8,542
Less: accumulated depreciation		(7,335)	(6,435)

		$1,737	$2,107

Intangible assets:
Developed and core technology		$17,460	$3,903
Workforce		413	255
Contract backlog		650	--
Patents		600	600

		19,123	4,758
Less: accumulated amortization		(6,814)	(3,752)

		12,309	1,006
Goodwill		1,029	1,029

		$13,338	$2,035

The estimated future amortization expense related to intangible assets as of
September 30, 2004 is as follows (in thousands):
Fiscal year ending September 30,
2005	$3,296
2006	3,160
2007	2,910
2008	2,354
2009	589

Total estimated amortization	$12,309

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$2,530	$3,492
Accrued non-recurring engineering costs		1,819	2,120
Compensation and employee benefits		1,963	1,486
Deferred revenue		692	2,013
Other		686	470

		$7,690	$9,581

NOTE 5 — SHORT-TERM INVESTMENTS

Our short-term investments, classified as available-for-sale securities, were comprised of the following (in thousands):

	September 30, 2004				September 30, 2003
					Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Corporate securities	$2,910	$-	$(11)	$2,899	$-	$-	$-	$
Government agency obligations	27,636	-	(36)	27,600	15,182	-	-		15,182
Money market securities	18,236	-	(3)	18,233	26,831	-	-		26,831

Total available-for-sale
securities	$48,782	$-	$(50)	$48,732	$42,013	$-	$-		$42,013

        The classification and contractual maturities of available-for-sale securities is as follows (in thousands):

	September 30,
	2004	2003
Included in:
Cash & cash equivalents	$15,516	$40,019
Short-term investments	33,216	1,994

	$48,732	$42,013

Contractual maturities:
Due in less than one year	$47,732	$41,013
Due after one through two years	1,000	1,000

	$48,732	$42,013

NOTE 6 — NET LOSS PER SHARE

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

        Outstanding options to purchase shares of common stock and their weighted shares equivalents were excluded from the computation of diluted earnings because of their anti-dilutive impact to the following periods:

	Year Ended September 30,
	2004	2003	2002
Outstanding options to purchase common stock	3,822,887	3,593,946	3,439,366
Weighted average exercise price	$11.13	$11.14	$12.91

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended September 30,
	2004	2003	2002
Supplemental cash flow information:
Cash paid during the year for interest	$-	$-	$8
Cash paid during the year for income taxes	11	8	206
Cash received during the year from refund of income taxes	174	2,660	1,208

Supplemental non-cash investing and financing activities:
Common stock issued upon purchase of intellectual property	-	-	2,202
Common stock issued in settlement of class action litigation	-	2,700	-
Acquisition of software licenses	1,393	-	672

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

        The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price (per share of Options Outstanding
Balance at September 30, 2001	1,433,914	3,521,688	$ 26.77
Additional shares authorized	1,000,000
Options granted	(1,542,913)	1,542,913	8.88
Options exercised	-	(88,637)	2.68
Options cancelled	1,169,611	(1,536,598)	41.17

Balance at September 30, 2002	2,060,612	3,439,366	12.91
Additional shares authorized	500,000
Options granted	(900,574)	900,574	4.74
Options exercised	-	(248,851)	3.88
Options cancelled	474,731	(497,143)	15.42

Balance at September 30, 2003	2,134,769	3,593,946	11.14
Options granted	(1,277,878)	1,277,878	10.42
Options exercised	-	(361,145)	6.85
Options cancelled	350,909	(350,909)	13.00

Balance at September 30, 2004	1,207,800	4,159,770	11.13

        The following table summarizes options outstanding at September 30, 2004 and related weighted average exercise prices and lives as follows:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$0.60 - $4.12	543,977	6.57	$3.59	493,598	$3.54
4.82 - 6.00	459,106	6.95	5.32	301,130	5.26
6.09 - 6.66	626,410	5.85	6.65	612,814	6.65
6.97 - 9.21	440,645	9.44	8.48	39,291	7.77
9.33 -10.52	541,450	9.38	10.13	4,796	9.51
10.59 -13.93	432,360	8.23	12.03	174,868	12.42
13.94 -14.98	455,020	6.76	14.72	355,283	14.69
15.74 -18.48	421,881	7.09	16.09	300,627	16.00
19.00 -69.88	223,921	5.58	35.60	221,670	35.70
125.50	15,000	4.97	125.50	15,000	125.50

0.60-125.50	4,159,770	7.36	11.13	2,519,077	11.81

        The following information relates to the options granted and the assumptions used to determine the fair value of each stock option granted during the respective periods:

	Year Ended September 30,
	2004	2003	2002
Weighted average fair value of options granted	$6.16	$3.09	$5.42
Estimated life	3.74 years	4.0 years	4.0 years
Risk-free interest rate	3.00%	2.49%	3.77%
Expected stock price volatility	77.7%	90.0%	80.0%
Dividend yield	0.00%	0.00%	0.00%

Employee Stock Purchase Plan

        In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 900,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 105,976 and 174,265 shares were issued during fiscal 2004 and 2003, respectively, at weighted average prices of $5.15 and $4.48 per share, respectively. As of September 30, 2004, there were 473,780 shares available for future purchases under the ESPP.

        The following information relates to the common stock issued and the assumptions used to determine the fair value of the shares issued during the respective periods:

	Year Ended September 30,
	2004	2003	2002
Weighted average fair value of shares issued	$2.85	$5.27	$11.89
Estimated life	0.48 years	0.50 years	0.50 years
Risk-free interest rate	1.07%	1.23%	1.92%
Expected stock price volatility	66.9%	70.0%	80.0%
Dividend yield	0.00%	0.00%	0.00%

        For the fiscal year ended September 30, 2002, the Company received $281,000 in tax benefit from the exercise of non-qualified options, on the disposition of stock acquired with incentive stock options and through the employee stock purchase plan.

Deferred Stock-Based Compensation

        During fiscal 2000, the Company recognized deferred stock-based compensation of $8.3 million in connection with the acquisition of Apptitude. Such deferred stock-based compensation was amortized over the vesting period of the related options, ranging from six months to four years. Amortization of deferred stock-based compensation of $138,000, $355,000 and $1.1 million was recorded during fiscal years ended September 30, 2004, 2003 and 2002, respectively. In connection with the voluntary option exchange program in fiscal 2002, the Company recognized an additional $1.7 million in deferred stock-based compensation amortization related to options cancelled under such option exchange program. As of September 30, 2004, all deferred stock-based compensation had been fully amortized.

Employee 401(k) Plan

        The Company has a plan to provide retirement benefits for eligible employees, known as the Hifn 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary reductions for eligible employees. Participants in the Plan may make salary deferrals up to the maximum limitation allowed by the Internal Revenue Code. The Plan provides for employer contributions; however, the Company has not made any contributions to the Plan since its inception.

NOTE 9 — INCOME TAXES

        The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.

        The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$-	$(1,670)	$-
State	-	(172)	-
Foreign	30	-	55

	30	(1,842)	55

Deferred:
Federal	-	-	5,959
State	-	-	-

	-	-	5,959

Provision for (benefit from) income taxes	$30	$(1,842)	$6,014

        The components of deferred taxes are as follows (in thousands):

	September 30,
	2004	2003
Net operating loss	$20,996	$13,843
Property and equipment	363	439
Inventory valuation accounts	896	1,097
Accruals and reserves	2,567	3,960
Research and development credit	5,469	6,670
Amortization of intangibles and goodwill	4,872	2,761

Total deferred tax asset	35,163	28,770
Deferred tax liability	(43)	(159)
Valuation allowance	(35,120)	(28,611)

	$-	$-

        As of September 30, 2004, the Company had approximately $57.1 million of federal and $26.3 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $3.2 million of federal and $3.5 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2004 and 2024. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

        As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Approximately $7.7 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders’ equity if the associated deferred tax assets are realized.

        A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Tax at federal statutory rate	$(3,724)	$(7,542)	$(20,939)
State taxes, net of federal tax benefit	--	(1,569)	--
Nondeductible intangible amortization and write-off	--	--	12,295
Stock compensation	47	115	960
Research and development credits	(730)	(3,590)	--
Foreign tax credits	(24)	--	--
Net operating loss carryback refund	--	(1,670)	--
Deferred stock benefits not recognized	4,412	12,902	13,629
Foreign taxes	30	--	--
Other	19	(488)	69

	$30	$(1,842)	$6,014

        The company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors - semiconductor devices. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products which may be different from the geographic locations of our end customers.

	Year Ended September 30,
	2004	2003	2002
North America:
United States	$13,431	$6,831	$7,042
Other	1,999	1,367	552

Total North America	15,430	8,198	7,594

Asia:
Hong Kong	13,155	1,272	154
Malaysia	4,294	3,870	7,967
Taiwan	3,197	2,118	1,100
Singapore	2,584	3,154	2,627
Other	1,479	1,138	955

Total Asia	24,709	11,552	12,803

Europe and other	2,003	730	1,394

Total	$42,142	$20,480	$21,791

Major Customers

        Revenues from one customer, through its manufacturing subcontractor, represented 14%, 34% and 46% of the Company’s net revenues for fiscal years ended September 30, 2004, 2003 and 2002, respectively. Revenues from another customer, through its manufacturing subcontractor, represented 41% and 23% of the Company’s net revenues for fiscal years ended September 30, 2004 and 2003, respectively. Revenues from a third customer represented 14% of net revenues for the fiscal year ended September 30, 2004. No other customers accounted for more than 10% of revenues in the periods presented.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through April 2009, and which contain renewal options. Future minimum lease payments for operating leases are as follows (in thousands):

Fiscal year ending September 30,
2005	$2,388
2006	1,148
2007	1,097
2008	413
2009	110

Total minimum lease payments	$5,156

        Total rental expense under operating leases was $3.1 million, $3.3 million and $3.1 million for fiscal years ended September 30, 2004, 2003 and 2002, respectively. During fiscal 2002, the Company accrued vacant facility lease costs of $4.3 million for lease commitments of $824,000, $855,000, $850,000 and $2.0 million for 2003, 2004, 2005, 2006 and thereafter, respectively.

        In September 2004, the Company entered into a sublease arrangement for the vacant facility. As a result, the Company recognized a benefit of $196,000 for the previously-accrued lease costs.

Subsequent Event

        In November 2004, the Company entered into an agreement to extend the lease of its facilities in Carlsbad, California, expiring in December 2004, through June 2005. Payment obligations related to such extension are incuded in the table above.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2004.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company believes the estimated fair value of these indemnifications is minimal and no liabilities have been recorded for these agreements as of September 30, 2004.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded any liabilities for warranties as of September 30, 2004.

Other Commitments

        In connection with the purchase of a pattern matching technology in September 2004, the Company has potential obligations aggregating $900,000, the payments for which are contingent upon achievement of certain development milestones. Such payments, if any, are due within fiscal 2005.

        Contractual obligations were also entered into by the Company related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments, payable in fiscal 2005, were $3.1 million for non-recurring engineering services and $4.7 for inventory purchases.

NOTE 12 — LITIGATION

        During fiscal 2003, the Company completed the settlement terms of the class action complaint and had shareholder derivative actions dismissed. As of September 30, 2004, there were no outstanding claims and the Company did not have any outstanding obligations.

NOTE 13 — SELECTED QUARTERLY FINANCIAL DATA

Quarterly Information (unaudited)

	Three Months Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share amounts)
Fiscal 2004:
Net revenues	$13,309	$11,323	$10,373	$7,137
Total costs and operating expenses	13,205	14,907	13,043	12,328
Net income (loss)	281	(3,499)	(2,561)	(5,089)
Net income (loss) per share, basic and diluted	0.02	(0.25)	(0.20)	(0.45)
Fiscal 2003:
Net revenues	$6,249	$5,267	$4,549	$4,415
Total costs and operating expenses	1,809	1,767	1,557	1,434
Net loss	(5,835)	(4,085)	(5,298)	(5,123)
Net loss per share, basic and diluted	(0.53)	(0.38)	(0.50)	(0.48)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b) Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2004. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this report.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2004.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2004.

Item 14. Principal Independent Registered Public Accounting Firm Fees and Services

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this Report:

1. Financial Statements — See Item 8 above.

2. Financial Statement Schedule — See Schedule II on page 65.

3. Exhibits — The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 53).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

(b)     Exhibits: See Item 14(a) above.

(c)     Financial Statement Schedules
          Schedule II – Valuation and Qualifying Accounts..................................................................................................................................................... 65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California.

hi/fn, inc.
Dated: December 10 , 2004	/s/ CHRISTOPHER G. KENBER —————————————— Christopher G. Kenber Chairman, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on December 10, 2004.

Signature	Title
/s/ CHRISTOPHER G. KENBER	Chairman, President and Chief Executive Officer (Principal
(Christopher G. Kenber)	Executive Officer)
/s/ WILLIAM R. WALKER	Vice President, Finance, Chief Financial Officer and Secretary
(William R. Walker)	(Principal Financial and Accounting Officer)
/s/ DOUGLAS L. WHITING	Chief Scientist and Director
(Douglas L. Whiting)
/s/ DENNIS DeCOSTE	Director
(Dennis DeCoste)
/s/ TAHER ELGAMAL	Director
(Taher Elgamal)
/s/ ROBERT W. JOHNSON	Director
(Robert W. Johnson)
/s/ ALBERT E. SISTO	Director
(Albert E. Sisto)

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2004	$205	57	$(3)	$259
Year ended September 30, 2003	164	75	(34)	205
Year ended September 30, 2002	171	75	(82)	164

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 53).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.