Form 10-Q
period 2004-12-31
HI/FN INC
filed 2005-02-09
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES  ☑ NO  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,988,201 at February 8, 2005.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6 - 9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 27
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	27
Item 4.	Controls and Procedures	27 - 28
Part II.	OTHER INFORMATION	29
Item 6.	Exhibits and Reports on From 8-K	29
Signatures		30
Index to Exhibits

   PART 1 – FINANCIAL INFORMATION

   Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2004	September 30, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,139	$16,816
Short-term investments	34,784	33,216
Accounts receivable, net	5,739	5,653
Inventories	2,735	2,051
Prepaid expenses and other current assets	1,200	988

Total current assets	59,597	58,724
Property and equipment, net	1,850	1,737
Intangible assets, net	12,510	13,338
Other assets	2,317	2,443

	$76,274	$76,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,143	$4,323
Accrued expenses and other current liabilities	7,854	7,690

Total current liabilities	11,997	12,013

STOCKHOLDERS' EQUITY:
Common stock	14	14
Additional paid-in capital	162,112	161,500
Accumulated other comprehensive loss	(38)	(50)
Accumulated deficit	(97,811)	(97,235)

Total stockholders' equity	64,277	64,229

	$76,274	$76,242

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2004	2003
Net revenues
Processors	$11,179	$4,722
Software licenses and other	1,351	2,415

Total net revenues	12,530	7,137

Costs and operating expenses:
Cost of revenues - processors	3,817	1,350
Cost of revenues - software licenses and other	138	120
Research and development	5,414	4,689
Sales and marketing	1,919	1,688
General and administrative	1,177	993
Amortization of intangible assets	828	151
Purchased in-process research and development	-	3,337

Total costs and operating expenses	13,293	12,328

Loss from operations	(763)	(5,191)
Interest and other income, net	189	102

Loss before income taxes	(574)	(5,089)
Provision for income taxes	2	-

Net loss	$(576)	$(5,089)

Net loss per share, basic and diluted	$(0.04)	$(0.45)

Weighted average shares outstanding, basic and diluted	13,968	11,390

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(576)	$(5,089)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	221	346
Amortization of intangible assets	828	151
Amortization of deferred stock compensation	-	44
Purchased in-process research and development	-	3,337
Changes in assets and liabilities:
Accounts receivable	(86)	713
Inventories	(684)	(493)
Prepaid expenses and other current assets	(212)	(770)
Other assets	126	191
Accounts payable	(1)	(7)
Accrued expenses and other current liabilities	164	(1,046)

Net cash used in operating activities	(220)	(2,623)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	-	(15,755)
Purchases of short-term investments, net	(1,556)	(5,990)
Purchases of property and equipment	(334)	(238)

Net cash used in investing activities	(1,890)	(21,983)

Cash flows from financing activities:
Proceeds from issuance of common stock	612	1,223
Installment payments on acquired software licenses	(179)	-

Net cash provided by financing activities	433	1,223

Net decrease in cash and cash equivalents	(1,677)	(23,383)
Cash and cash equivalents at beginning of period	16,816	41,080

Cash and cash equivalents at end of period	$15,139	$17,697

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

        The condensed consolidated financial statements of hi/fn, inc. (“Hifn” or the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International, and its wholly-owned subsidiary, Saian Microsystems, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of December 31, 2004 and its results of operations for the three months ended December 31, 2004 and 2003, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company anticipates that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. The Company intends to apply the net proceeds for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. On April 9, 2004, the Registration Statement related to the private placement was declared effective by the Securities and Exchange Commission.

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

        Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended December 31,
	2004	2003
	(in thousands, except per share data)
Net loss:
As reported	$(576)	$(5,089)
Add: stock-based employee compensation recorded
in the Statement of Operations	-	44
Less: fair value of stock-based employee compensation	(1,386)	(2,183)

Pro forma	$(1,962)	$(7,228)

Net loss per share:
Basic and diluted
As reported	$(0.04)	$(0.45)
Pro forma	(0.14)	(0.63)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods:

	Three Months Ended December 31,
	2004	2003
Estimated option life	2.8 years	4.0 years
Risk-free interest rate	2.02%	2.81%
Expected volatility	58.5%	90.0%
Expected dividend yield	0.00%	0.00%
Weighted average estimated fair value	$ 3.66	$ 6.92

Note 3 — Net Loss Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted net loss per share if anti-dilutive. Outstanding options to purchase shares of common stock and their weighted shares equivalents excluded from the computation of diluted earnings because of their anti-dilutive impact were as follows:

	Three Months Ended December 31,
	2004	2003
Outstanding options to purchase common stock	4,166,488	4,001,296
Weighted equivalent shares	429,886	675,394

Note 4 — Detailed Balance Sheet

	December 31, 2004	September 30, 2004
	(in thousands)
Property and equipment:
Computer equipment	$6,584	$6,357
Furniture and fixtures	1,044	1,020
Leasehold improvements	979	937
Office equipment	799	758

	9,406	9,072
Less: accumulated depreciation	(7,556)	(7,335)

	$1,850	$1,737

Intangible assets:
Developed and core technology	$17,460	$17,460
Workforce	413	413
Patents	600	600

	18,473	18,473
Less: accumulated amortization	(6,992)	(6,164)

	11,481	12,309
Goodwill	1,029	1,029

	$12,510	$13,338

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$2,350	$2,530
Accrued non-recurring engineering costs	2,095	1,819
Deferred revenue	1,294	692
Compensation and employee benefits	1,517	1,963
Other	598	686

	$7,854	$7,690

Note 5 — Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended December 31,
	2004	2003
	(in thousands)
Net loss	$(576)	$(5,089)
Unrealized gain on financial instruments	12	-

Comprehensive loss	$(564)	$(5,089)

Note 6 – Segment and Geographic Information

        The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors — semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products which may be different from the geographic locations of our end customers.

	Three Months Ended December 31,
	2004	2003
	(in thousands)
North America:
United States	$4,991	$2,630
Other	1,041	487

Total North America	6,032	3,117

Asia:
Hong Kong	4,018	1,246
Malaysia	913	1,117
Singapore	776	629
Japan	272	252
Taiwan	28	420
Other	63	93

Total Asia	6,070	3,757

Europe and other	428	263

Total	$12,530	$7,137

        The Company’s long-lived assets, consisting of net property and equipment, are primarily in the United States.

Note 7 – Income Taxes

        The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarter ended December 31, 2004 primarily reflect taxes on the Company’s non-U.S. operations.

Note 8 — Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” We will continue to evaluate the impact of the new standard on our financial position and results of operations.

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

        In December 2003, Hifn acquired certain assets and intellectual property related to International Business Machines Corporation (“IBM”)‘s network processor product line. This acquisition complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2004 and have not changed materially as of December 31, 2004.

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended December 31,
	2004		2003		Year- over
(dollars in thousands)	$	% of net revenues	$	% of net revenues	Year Growth
Processors	$11,179	89%	$4,722	66%	137%
Software licenses and other	1,351	11%	2,415	34%	(44)%

	$12,530	100%	$7,137	100%	76%

        Net revenues increased by $5.4 million for the quarter ended December 31, 2004 as compared to net revenues for the quarter ended December 31, 2003. Our data compression and encryption processors revenues increased $6.5 million and was attributable to $4.8 million in revenues generated from the sale of network processors related to the technology acquired from IBM on December 31, 2003 and an increase of $1.7 million in revenues from our other processor products. The average selling price of these processors remained at relatively the same levels. Accordingly, the increase in processor revenues between 2004 and 2003 is attributable to the increase in processor unit sales. The increase in processor revenues was offset by a decrease in revenues from software license and royalties of $1.1 million resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 46% and 53% of revenues for the three months ended December 31, 2004 and 2003, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 13% and 24% of revenues for the three months ended December 31, 2004 and 2003, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 10% of revenues for the three months ended December 31, 2004.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended December 31,
	2004		2003		Year- over
(dollars in thousands)	$	% of net revenues	$	% of net revenues	Year Growth
Processors	$3,817	34%	$1,350	29%	183%
Software licenses and other	138	10%	120	5%	15%

	$3,955	32%	$1,470	21%	169%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased five percentage points for the three months ended December 31, 2004 as compared to the same period in fiscal 2003. The Company’s product offerings in the three months ended December 31, 2004 includes the network processor, which carries a higher cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the three months ended December 31, 2004 and 2003, we sold $31,000 and $186,000, respectively, in inventories that had previously been written down.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
Research & development expenses	$5,414	$4,689	15%
As a percentage of net revenues	43%	66%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $725,000 for the three months ended December 31, 2004 over the same period in the prior year. The net increase reflects increases in salaries and benefits expense of $307,000, of which $107,000 relates to headcount additions in our China subsidiary of an average of twenty-nine engineers, and the remaining $200,000 of which is a result of a combination of salary increases in connection with the employee performance reviews in October 2004 and higher average salary rates reflecting a shift in the composition of the engineering staff, corresponding with the changing requirements in technical skill sets. Also contributing to the net increase in research and development costs are an increase of $533,000 in non-recurring engineering costs associated with tape-out, mask activities and qualification testing of products under development, $67,000 in expenses related to travel between design facilities, including China, for training and product development planning and $175,000 in consulting fees related to the transfer of the technical designs of the IBM network processors. These increases were offset by a reduction in building expenses of $80,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility, a decrease in the purchase of engineering materials of $104,000, the timing of which is contingent upon the stage of product development, and a decrease in software maintenance expense of $161,000 resulting from the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects.

        Sales and Marketing.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
Sales & marketing expenses	$1,919	$1,688	14%
As a percentage of net revenues	15%	24%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $231,000 for the three months ended December 31, 2004 over the same period in the prior year. The increase primarily relates to an increase in sales representative commissions of $92,000 due to a higher level of sales made through sales representatives, increased salaries and benefits of $65,000 due to salary increases in connection with the employee performance reviews in October 2004 and an increase in average headcount during the period of one sales and two marketing staff as well as an increase in travel expenses of $64,000 as a result of a sales conference held during the period as well as increased travel to Asia to pursue and evaluate potential market opportunities in the region.

        General and Administrative.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
General & administrative expenses	$1,177	$993	19%
As a percentage of net revenues	9%	14%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $184,000 for the three months ended December 31, 2004 over the same period in the prior year as a result of increases in salaries and benefits expense of $112,000 in connection with the employee performance reviews in October 2004 and in low value office equipment purchases of $36,000 coupled with an increase in legal expenses of $45,000, related mainly to patent filings, offset by a reduction in building expenses of $65,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility.

        Amortization of Intangibles.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
Amortization of intangibles	$828	$151	448%
As a percentage of net revenues	7%	2%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles increased $677,000 for the three months ended December 31, 2004 over the same period in the prior year mainly as a result of the amortization of developed and core technologies acquired in fiscal year 2004 related to the IBM network processor and pattern matching of $588,000 and $155,000, respectively, slightly offset by a reduction in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

        Purchased In-Process Research and Development.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
Purchased in-process research & development	$-	$3,337	(100)%
As a percentage of net revenues	-	47%

        Purchased in-process research and development during the three months ended December 31, 2003 related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount of $3.3 million, related to two projects, was determined by management based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in late 2005 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of the projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

        Interest and Other Income, net.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2004	2003	Year Growth
Interest & other income, net	$189	$102	85%
As a percentage of net revenues	2%	1%

        Interest and other income, net, increased $87,000 during the three months ended December 31, 2004 as compared to the same period in the prior fiscal year. The increase was primarily a result of a higher average cash balance during the period as a result of additional cash generated from the private financing completed in February 2004 as well as a shift in the investment mix to higher average yield short-term investments with the purchase of commercial paper and municipal bonds.

        Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three months ended December 31, 2004 and 2003. We maintain a full valuation allowance against deferred tax assets as we believe that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended December 31,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(220)	$(2,623)
Net cash used in investing activities	(1,890)	(21,983)
Net cash provided by financing activities	433	1,223

Net decrease in cash and cash equivalents	$(1,677)	$(23,383)

        Net cash used in operating activities of $220,000 for the three months ended December 31, 2004 was the result of net loss of $576,000 as adjusted for non-cash items including depreciation costs of $221,000 related to property and equipment and amortization of intangibles of $828,000 as well as a decrease in other assets of $126,000 as a result of a decrease in software licenses and an increase in accrued and other current liabilities of $164,000 mainly as a result of increases in deferred revenues, related to the timing of maintenance contract purchases amortizable over the service term, and in accrued non-recurring engineering costs, related to projects under development. These adjustments were offset by an increase in accounts receivable of $86,000, inventories of $684,000 reflecting increased purchases based on anticipated sales for the upcoming periods and in prepaid expenses and in other current assets of $212,000 mainly as a result of insurance policy renewals during the period.

        Net cash used in operating activities of $2.6 million for the three months ended December 31, 2003 was the result of net loss of $5.1 million as adjusted for non-cash items including purchased in-process research and development of $3.3 million, depreciation costs of $346,000 related to property and equipment, amortization of intangibles of $151,000, amortization of deferred stock compensation of $44,000, as well as a decrease in accounts receivable of $713,000, related to the timing of sales during the period and the collection of previously outstanding receivable balances, and in other assets of $191,000 due to a decrease in software licenses. These adjustments were offset by an increase in inventories of $493,000 and in prepaid expenses and other current assets of $770,000, mainly as a result of insurance policy and software maintenance renewals, as well as a decrease in accounts payable and accrued expenses and other current liabilities of approximately $1.0 million primarily as a result of a reduction in accrued non-recurring engineering costs.

        Net cash used in investing activities of $1.9 million for the three months ended December 31, 2004 primarily reflects the net purchase of short-term investments of $1.6 million and the purchase of property and equipment of $334,000. Net cash used in investing activities of $22.0 million for the three months ended December 31, 2003 primarily reflects the purchase of certain assets and intellectual property from IBM for $15.8 million, the purchase of short-term investments of $6.0 million and the purchase of property and equipment of $238,000.

        Net cash provided by financing activities for the three months ended December 31, 2004 was $433,000 and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $612,000 offset by installment payments on acquired software licenses of $179,000. Cash provided by financing activities in the three months ended December 31, 2003 of $1.2 million reflects proceeds from stock option exercises and employee stock purchase plan purchases during the period.

        The Company’s inventory balance increased by $684,000 to $2.7 million at December 31, 2004 as compared to $2.1 million as of September 30, 2004. The increase in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. Also as a result of the inventory increase, annualized inventory turns in the quarter ended December 31, 2004 decreased to 6.4 times as compared to 8.9 times in the quarter ended September 30, 2004. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, remained at the same level, at $5.7 million, as of December 31, 2004 and September 30, 2004.

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

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through April 2009, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of December 31, 2004 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease commitments	$4,534	$1,766	$2,245	$523
Inventory purchases	3,886	3,886	-	-
Non-recurring engineering expense	2,095	2,095	-	-

Totals	$10,515	$7,747	$2,245	$523

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Guarantees

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2004.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2004. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of December 31, 2004. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Other Commitments

        In connection with the purchase of a pattern matching technology in September 2004, the Company has potential obligations aggregating $900,000, the payments for which are contingent upon achievement of certain development milestones. Such payments, if any, are due within fiscal 2005. As of December 31, 2004, none of the development milestones have been met.

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

Our Business Depends Upon The Continued Growth of the Network Equipment and Storage Equipment Markets And Our Penetration Of The Virtual Private Network, iSCSI and Network Processor Markets.

        Our success is largely dependent upon continued growth in the market for network security equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. Our success also depends upon storage equipment vendors incorporating our packet processors into their systems. We want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. Additionally, we have entered into the network processor market and developed products that we anticipate fulfills the need for security in the iSCSI market.

        These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve this market. Our ability to generate significant revenue in the network and storage equipment, virtual private network, network processor and iSCSI markets will depend upon, among other things, the following:

•	Capital spending levels;

•	Additions to, changes in or lack of industry standards;

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users;

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks; and

•	The adoption of security as a necessary feature in iSCSI.

        We are unable to determine the rate or extent to which the network equipment and storage markets will grow, if at all. Additionally, if we may be unable to penetrate the virtual private network, network processor or iSCSI markets, or these markets may fail to develop. , our business, financial condition and results of operations could suffer. Any decrease in the growth of the network or storage equipment market, a decline in demand for our products or our inability to penetrate new markets could harm our business, financial condition and results of operations.

Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.

        Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 46%, 53% and 41% of our net revenues for the three months ended December 31, 2004 and 2003 and the year ended September 30, 2004, respectively. Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 13%, 24% and 14% of our net revenues during the three months ended December 31, 2004 and 2003 and the year ended September 30, 2004, respectively. Huawei Technologies, Inc. (“Huawei”), an OEM producer of network equipment, comprised 10% and 14% of our net revenues for the three months ended December 31, 2004 and the year ended September 30, 2004, respectively.

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

We Will Be Subject To And Are Currently Undergoing Procedures Related To Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 And May Not Be Able To Satisfy Regulatory Requirements Relating To Internal Controls Over Financial Reporting Or May Encounter Difficulties In Implementing Any New Or Improved Internal Controls.

        As required by Section 404 of the Sarbanes-Oxley Act, we are conducting a review of all of our internal control processes and procedures. In our review, we have identified areas that may potentially require that we modify or strengthen controls over processes to improve internal controls and we intend to continue to evaluate and, where necessary, effect modifications. Our areas of focus for review include, but are not limited to, our financial system and segregation of duties. We made substantial progress in our review process and will continue to perform our review and testing. While the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, we cannot assure that our system of controls will succeed in achieving its stated goals under all conditions. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could have implications on our consolidated operating results or could result in a material weakness that would be required to be reported in the Company’s Form 10-K.

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

        In evaluating new product decisions, we must anticipate future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, competitive product offerings and industry standards. We must also continue to make significant investments in research and development in order to continue to enhance the performance and functionality of our products to keep pace with competitive products and customer demands for improved performance, features and functionality. The technical innovations required for us to remain competitive are complicated and require a significant amount of time and money. During fiscal 2004, we acquired certain technology for embedded processors, pattern matching and network processors. We may experience substantial difficulty in introducing new products, such as new products containing the acquired technologies and we may be unable to offer enhancements to existing products on a timely or cost-effective basis, if at all. For instance, the performance of our encryption/compression and public key processors depends upon the integrity of our security technology. If any significant advances in overcoming cryptographic systems are made, then the security of our encryption/compression and public key processors will be reduced or eliminated unless we are able to develop further technical innovations that adequately enhance the security of these products. Our inability to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations.

Our Markets Are Highly Competitive.

        We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Analog Devices, Inc., SafeNet, Inc., IBM, Broadcom Corporation, Motorola, Inc., Cavium Networks, Freescale Technologies, Inc., Intel Corporation, Agere Systems and Applied Micro Circuits Corporation. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned to us its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

        Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments Incorporated have a significant advantage over us given their relationships with many of our customers, their extensive marketing power and name recognition and their much greater financial resources. In addition, current and potential competitors may decide to consolidate, lower the prices of their products or bundle their products with other products. Any of the above would significantly and negatively impact our ability to compete and obtain or maintain market share. If we are unable to successfully compete against our competitors, our business, results of operations and financial condition will suffer.

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

Our Success Depends Upon Protecting Our Intellectual Property.

        Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-two (22) United States patents and six foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2006 to 2022. We also have four pending patent applications in the United States and a total of seventeen (17) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of December 31, 2004. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

We Have Been Engaged in Securities Class-Action Lawsuits.

        In the past, the Company has been engaged in securities class-action lawsuits. During fiscal 2003, we completed the settlement terms of a class action complaint and had shareholder derivative actions dismissed. As of December 31, 2004, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” We will continue to evaluate the impact that the exposure draft will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at December 31, 2004 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

        Foreign Currency Exchange Rate Risk – All of the Company’s sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, that is required to be disclosed in this Quarterly Report on Form 10-Q (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is made known to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting, or in other factors that could significantly affect these internal controls, identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Index

Exhibit Number		Description
3.1	*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2	*	Amended and Restated Bylaws of hi/fn, inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

*	Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005	hi/fn, inc. (Registrant) By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit
3.1	*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2	*	Amended and Restated Bylaws of hi/fn, inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.