Form 10-Q/A
period 2004-12-31
HI/FN INC
filed 2005-03-02
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

YES  ☑ NO  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,022,142 at February 25, 2005.

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
Signatures
Index to Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

The undersigned registrant hereby amends the Form 10-Q originally filed on February 9, 2005 (the “Form 10-Q”) relating to the Registrant’s Quarterly Report filing obligations pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the sole purpose of amending Part 1, Item 4 of the Form 10-Q to address comments received from the staff of the Securities and Exchange Commission. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART I     FINANCIAL INFORMATION

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, are effective to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)
Date: March 2, 2005	By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.