Form 10-Q
period 2005-03-31
HI/FN INC
filed 2005-05-02
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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

YES  ☑ NO  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,089,284 at April 25, 2005.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004	3
	Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6 - 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 30
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on From 8-K	33
Signatures		34
Index to Exhibits

   PART 1 – FINANCIAL INFORMATION

   Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2005	September 30, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,475	$16,816
Short-term investments	21,958	33,216
Accounts receivable, net	6,529	5,653
Inventories	1,891	2,051
Prepaid expenses and other current assets	1,260	988

Total current assets	61,113	58,724
Property and equipment, net	1,813	1,737
Intangible assets, net	11,682	13,338
Other assets	2,184	2,443

	$76,792	$76,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,593	$4,323
Accrued expenses and other current liabilities	8,086	7,690

Total current liabilities	12,679	12,013

STOCKHOLDERS' EQUITY:
Common stock	14	14
Additional paid-in capital	162,822	161,500
Accumulated other comprehensive loss	(58)	(50)
Accumulated deficit	(98,665)	(97,235)

Total stockholders' equity	64,113	64,229

	$76,792	$76,242

        See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues
Processors	$11,974	$8,564	$23,153	$13,286
Software licenses and other	1,091	1,809	2,442	4,224

Total net revenues	13,065	10,373	25,595	17,510

Costs and operating expenses:
Cost of revenues - processors	4,159	2,753	7,976	4,103
Cost of revenues - software licenses and other	138	120	276	240
Research and development	5,294	5,681	10,708	10,370
Sales and marketing	2,184	1,943	4,103	3,631
General and administrative	1,579	1,228	2,756	2,221
Amortization of intangible assets	828	1,318	1,656	1,469
Purchased in-process research and development	-	-	-	3,337

Total costs and operating expenses	14,182	13,043	27,475	25,371

Loss from operations	(1,117)	(2,670)	(1,880)	(7,861)
Interest and other income, net	267	109	456	211

Loss before income taxes	(850)	(2,561)	(1,424)	(7,650)
Provision for income taxes	4	-	6	-

Net loss	$(854)	$(2,561)	$(1,430)	$(7,650)

Net loss per share, basic and diluted	$(0.06)	$(0.20)	$(0.10)	$(0.63)

Weighted average shares outstanding, basic and diluted	14,052	12,892	14,010	12,141

        See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,430)	$(7,650)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	477	670
Amortization of intangible assets	1,656	1,469
Amortization of deferred stock compensation	-	87
Loss on disposal of fixed assets	-	175
Purchased in-process research and development	-	3,337
Changes in assets and liabilities:
Accounts receivable	(876)	(1,365)
Inventories	160	(734)
Prepaid expenses and other current assets	(272)	(831)
Other assets	259	433
Accounts payable	622	500
Accrued expenses and other current liabilities	396	(2,149)

Net cash provided by (used in) operating activities	992	(6,058)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	-	(15,755)
Sales (purchases) of short-term investments, net	11,250	(29,401)
Purchases of property and equipment	(553)	(347)

Net cash provided by (used in) investing activities	10,697	(45,503)

Cash flows from financing activities:
Proceeds from private placement financing, net	-	30,980
Proceeds from issuance of common stock	1,322	2,431
Installment payments on acquired software licenses	(352)	-

Net cash provided by financing activities	970	33,411

Net increase (decrease) in cash and cash equivalents	12,659	(18,150)
Cash and cash equivalents at beginning of period	16,816	41,080

Cash and cash equivalents at end of period	$29,475	$22,930

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

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and its results of operations for the three and six months ended March 31, 2005 and 2004, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company anticipates that its existing cash, cash equivalents as well as short-term investments will fund any anticipated operating losses and purchases of capital equipment as well as provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, the risk of acceptance and pricing of the Company’s products and other factors related to the uncertainties of the industry and general economic conditions. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

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

        Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
As reported	$(854)	$(2,561)	$(1,430)	$(7,650)
Add: stock-based employee compensation
recorded in the Statement of Operations	-	87	-	223
Less: fair value of stock-based
employee compensation	(1,010)	(2,054)	(2,396)	(4,330)

Pro forma	$(1,864)	$(4,528)	$(3,826)	$(11,757)

Net loss per share:
Basic and diluted
As reported	$(0.06)	$(0.20)	$(0.10)	$(0.63)
Pro forma	(0.13)	(0.35)	(0.27)	(0.97)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Estimated option life	2.86 years	4.0 years	2.86 years	4.0 years
Risk-free interest rate	3.75%	2.66%	3.50%	2.78%
Expected volatility	56.3%	81.3%	57.1%	87.5%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average estimated fair value	$3.77	$8.87	$3.73	$7.49

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Outstanding options to purchase common stock	4,130,516	3,994,304	4,148,699	4,183,654
Weighted equivalent shares	423,057	981,118	426,611	828,239

Note 4 — Balance Sheet Details

	March 31, 2005	September 30, 2004
	(in thousands)
Property and equipment:
Computer equipment	$6,741	$6,357
Furniture and fixtures	1,048	1,020
Leasehold improvements	989	937
Office equipment	847	758

	9,625	9,072
Less: accumulated depreciation	(7,812)	(7,335)

	$1,813	$1,737

Intangible assets:
Developed and core technology	$17,460	$17,460
Workforce	413	413
Patents	600	600

	18,473	18,473
Less: accumulated amortization	(7,820)	(6,164)

	10,653	12,309
Goodwill	1,029	1,029

	$11,682	$13,338

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$2,161	$2,530
Accrued non-recurring engineering costs	1,821	1,819
Deferred income and revenue	1,440	692
Compensation and employee benefits	2,031	1,963
Other	633	686

	$8,086	$7,690

Note 5 — Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(854)	$(2,561)	$(1,430)	$(7,650)
Unrealized loss on financial instruments	(20)	-	(8)	-

Comprehensive loss	$(874)	$(2,561)	$(1,438)	$(7,650)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
North America:
United States	$4,133	$2,883	$9,125	$5,518
Other	499	703	1,539	1,190

Total North America	4,632	3,586	10,664	6,708

Asia:
Hong Kong	4,992	2,057	9,010	3,303
Malaysia	879	1,569	1,793	2,686
Singapore	996	682	1,772	1,312
Japan	553	388	825	640
Taiwan	37	1,023	65	1,443
Other	419	175	481	267

Total Asia	7,876	5,894	13,946	9,651

Europe and other	557	893	985	1,151

Total	$13,065	$10,373	$25,595	$17,510

The Company’s long-lived assets, consisting of net property and equipment, are primarily in the United States.

Note 7 – Income Taxes

        The Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations due to uncertainty as to their realization. The provision for income taxes for the quarter and six months ended March 31, 2005 primarily reflect taxes on the Company’s non-U.S. operations.

Note 8 – Guarantees and Product Warranties

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of March 31, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Other Commitments

        In connection with the purchase of a pattern matching technology in September 2004, the Company has potential obligations aggregating $900,000, the payments for which are contingent upon achievement of certain development milestones. Such payments, if any, are due within fiscal 2005. As of March 31, 2005, none of the development milestones have been met.

Note 9 — Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS No. 123R, as amended on April 14, 2005, is for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS No. 123R will have a material effect on the Company’s results of operations.

Note 10 — Subsequent Events

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to $10 million in value of the Company’s common stock from time to time through open market and privately negotiated transactions. The expiration date of the program is April 25, 2006.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our estimated completion and cost of development work on the next generation network processor; (2) our belief that the Company will likely not realize the benefits of certain deferred tax assets and our consideration of future taxable income; (3) our belief that our existing cash resources will fund any anticipated operating loses, purchases of capital equipment and provide adequate working capital for the next twelve months; (4) our belief that that there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us; (5) our intention to apply the net proceeds of our private placement of 2.2 million shares for working capital, general corporate and strategic purposes; (6) our belief that off-balance sheet arrangements are not likely to have a future effect on the Company’s financial condition; revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors; (7) our understanding that the Company may, in the future, record material charges related to indemnification obligation; (8) our expectation that operating results will continue to fluctuate; (9) our expectation that our products in the network processor market fulfill security needs in the iSCSI market; (10) our expectation that our significant customers may differ in the future; (11) our expectation that our markets will become increasingly competitive; (12) our belief that we may change our supply arrangements to assume more product manufacturing responsibilities; (13) our belief that we may enter into volume purchase agreements; (14) our expectation that the average selling prices of our products will decrease in the future; (15) our expectation that we will make additional acquisitions in the future; and (16) our belief that our stock price will fluctuate in the future, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the development of the packet processor market; (2) our ability to anticipate market trends and the requirements of network storage equipment vendors; (3) our continued growth in the market for network security equipment, (4) our ability to establish and maintain relationships with network and storage equipment vendors; (5) our ability to evolve with industry standards and rapid technological change; (6) our ability to compete in competitive markets; (7) our ability to protect our intellectual property; (8) our dependence upon independent manufacturers and limited sources of supply; (8) our ability to develop and introduce new products; (9) our ability to integrate businesses, products, technologies or personnel that we acquire; (10) the volatility of the stock market; and (11) those factors discussed under “Trends, Risks and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

        In December 2003, Hifn acquired certain assets and intellectual property related to the network processor line of International Business Machines Corporation (“IBM”). This acquisition complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2004 and have not changed materially as of March 31, 2005.

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s revenues during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Processors	$11,974	$8,564	40%	$23,153	$13,286	74%
Software licenses and other	1,091	1,809	(40%)	2,442	4,224	(42%)

	$13,065	$10,373	26%	$25,595	$17,510	46%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	92%	83%	90%	76%
Software licenses and other	8%	17%	10%	24%

	100%	100%	100%	100%

        Net revenues increased by $2.7 million for the quarter ended March 31, 2005 as compared to net revenues for the quarter ended March 31, 2004. Our processor revenues increased $3.4 million during the three months ended March 31, 2005 compared to the same period in the prior year. The average selling price of these processors remained at relatively the same levels. Accordingly, the increase in processor revenues between the comparative periods is attributable to the increase in the volume of processor units sold during the period. The increase in processor revenues was offset by a decrease in revenues from software license and royalties of $718,000 resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Net revenues increased by $8.1 million for the six months ended March 31, 2005 as compared to the same period in the prior year. The increase reflects an increase in our processor revenues of $9.9 million and was attributable to increases of $6.6 million in revenues generated from the sale of network processors related to the technology acquired from IBM and $3.3 million in revenues from our data compression and encryption processor products as a result of higher volume of customer purchases. The average selling price of these processors remained at relatively the same levels. Therefore, the increase in processor revenues between the comparable periods is attributable to the increase in volume. The net increase in processor revenues was offset by a decrease in revenues from software license and royalties of $1.8 million resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 46% of revenues for both the three months and six months ended March 31, 2005 and 36% and 43% of revenues for the three and six months ended March 31, 2004, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 14% and 13% of revenues for the three and six months ended March 31, 2005, respectively, and 17% and 20% of revenues for the three and six months ended March 31, 2004, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 12% and 11% of revenues for the three and six months ended March 31, 2005, respectively.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Processors	$4,159	$2,753	51%	$7,976	$4,103	94%
Software licenses and other	138	120	15%	276	240	15%

	$4,297	$2,873	50%	$8,252	$4,343	90%

	% of revenue category	% of revenue category	% of revenue category	% of revenue category
Processors	35%	32%	34%	31%
Software licenses and other	13%	7%	11%	6%
Total	33%	28%	32%	25%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased three percentage points for the three months ended March 31, 2005 as compared to the same period in fiscal 2004. The Company’s product sales in the three months ended March 31, 2005 include a higher proportion of network processors, which carry a higher cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the three months ended March 31, 2005 and 2004, we sold $11,000 and $186,000, respectively, in inventories that had previously been written down.

        Cost of processor revenues as a percentage of net processor revenues increased three percentage points for the six months ended March 31, 2005 as compared to the same period in fiscal 2004. The Company’s product sales in the six months ended March 31, 2005 includes a higher proportion of network processors, which carry a higher cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the six months ended March 31, 2005 and 2004, we sold $41,000 and $372,000, respectively, in inventories that had previously been written down.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Research & development expenses	$5,294	$5,681	(7%)	$10,708	$10,370	3%
As a percentage of net revenues	41%	55%		42%	59%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $387,000 for the three months ended March 31, 2005 over the same period in the prior year. The decrease reflects decreases in expenses for engineering and consulting services of $486,000, of which $383,000 related to a reduction in utilization of outside engineering services as outsourced projects were completed and the remaining $103,000 of which related to a reduction in consulting fees related to the transfer of the technical designs of the IBM network processors. Additionally, software maintenance expense decreased $116,000 as a result of the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects. The decreases were partially offset by an increase in salaries and benefits of $224,000, of which $181,000 relates to headcount additions in our China subsidiary of an average of thirty-five engineers.

        Research and development costs for the six months ended March 31, 2005 increased $338,000 compared to the same period in the prior year. The increase is the net effect of an increase in salaries and benefits of $531,000, of which $288,000 relates to headcount additions in our China subsidiary of an average of thirty-one engineers over the six-month period, and an increase of $538,000 in non-recurring engineering costs as a result of the timing of tape-out and mask activities related to products in development. These increases were partially offset by a reduction in engineering services costs of $461,000 as outsourced projects were completed and were transferred into the tape-out and mask process, as well as a reduction in software maintenance expense of $278,000 as a result of the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects

        Sales and Marketing.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Sales & development expenses	$2,184	$1,943	12%	$4,103	$3,631	13%
As a percentage of net revenues	17%	19%		16%	21%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $241,000 for the three months ended March 31, 2005 over the same period in the prior year. The increase primarily relates to an increase in salaries and benefits of $170,000 due to salary increases in connection with the employee performance reviews in October 2004, an increase in sales plan bonus due to higher sales levels and an increase in average headcount during the period of one sales and two marketing staff. The increase was also attributable to an increase in sales representative commissions of $134,000 due to a higher level of sales made through sales representatives.

        Sales and marketing expenses increased $472,000 during the six months ended March 31, 2005 as compared to the same period in the prior year. The increase was mainly the result of increased salaries and benefits of $235,000 due to salary increases in connection with the employee performance reviews in October 2004 and an increase in average headcount during the period with the addition of one sales and two marketing staff members and increased sales representative commissions of $226,000 due to a higher level of sales made through sales representatives.

        General and Administrative.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

General & administrative expenses	$1,579	$1,228	29%	$2,756	$2,221	24%
As a percentage of net revenues	12%	12%		11%	13%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $351,000 for the three months ended March 31, 2005 over the same period in the prior year as a result of increases in salaries and benefits expense of $143,000 in connection with the employee performance reviews in October 2004, $102,000 in charitable contribution for tsunami disaster relief, $77,000 in low value office equipment purchases for office equipment replacements and $75,000 in accounting services for work related to internal control documentation and compliance. These increases were partially offset by a reduction in depreciation expense of $40,000 as a result of assets reaching depreciable life.

        General and administrative expenses increased $535,000 during the six months ended March 31, 2005 as compared to the same period in the prior year as a result of increases in salaries and benefits expense of $256,000 in connection with the employee performance reviews in October 2004, $102,000 in charitable contribution for tsunami disaster relief, $113,000 in low value office equipment purchases for office equipment replacements and $105,000 in accounting services for work related to internal control documentation and compliance. These increases were offset by a reduction in allocated building expense of $101,000 mainly as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility and in depreciation expense of $81,000 as a result of assets reaching depreciable life.

        Amortization of Intangibles.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Amortization of intangibles	$828	$1,318	(37%)	$1,656	$1,469	13%
As a percentage of net revenues	6%	13%		6%	8%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $490,000 for the three months ended March 31, 2005 over the same period in the prior year reflecting the net effect of a reduction in amortization of contract backlog related to the IBM network processor of $578,000 and a reduction of $67,000 in amortization of previously capitalized intangible assets as they reached their estimated useful lives; offset by an increase in amortization of $155,000 related to pattern matching technology acquired in September 2004.

Amortization of intangibles increased $187,000 for the six months ended March 31, 2005 over the same period in the prior year mainly as a result of amortization related to acquired pattern matching and other technologies of $338,000 offset by a reduction of $161,000 in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

        Purchased In-Process Research and Development.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Purchased in-process research & development	$-	$-	-	$-	$3,337	(100%)
As a percentage of net revenues	-	-		-	19%

        Purchased in-process research and development during the six months ended March 31, 2004 related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount of $3.3 million, related to two projects, was determined by management based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in early 2006 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of the projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

        Interest and Other Income, net.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Interest & other income, net	$267	$109	145%	$456	$211	116%
As a percentage of net revenues	2%	1%		2%	1%

        Interest and other income, net, increased $158,000 during the three months ended March 31, 2005 and $245,000 during the six months ended March 31, 2005 as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of a higher average cash balance during the periods as a result of additional cash generated from the private financing completed in February 2004 as well as a shift in the investment mix to higher average yield short-term investments with the purchase of commercial paper and municipal bonds.

        Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three and six months ended March 31, 2005 and 2004. We maintain a full valuation allowance against deferred tax assets as we believe that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. The provision for income taxes for the quarter and six months ended March 31, 2005 primarily reflect taxes on the Company’s non-U.S. operations.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$992	$(6,058)
Net cash provided by (used in) investing activities	10,697	(45,503)
Net cash provided by financing activities	970	33,411

Net increase (decrease) in cash and cash equivalents	$12,659	$(18,150)

        Net cash provided by operating activities of $992,000 for the six months ended March 31, 2005 was the result of net loss of $1.4 million as adjusted for non-cash items, which include depreciation costs of $477,000 related to property and equipment and amortization of intangibles of $1.7 million as well as a decrease in inventory of $160,000 resulting from the timing of purchase receipts and customer shipments, in other assets of $259,000 as a result of a decrease in software licenses and an increase in accounts payable and accrued and other current liabilities of $1.0 million reflecting the timing in payments of trade payables and increases in deferred income and revenues, related to the timing of maintenance contract purchases amortizable over the service term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization. These increases were offset by an increase in accounts receivable of $876,000 and in prepaid expenses and in other current assets of $272,000 mainly as a result of insurance policy renewals during the period.

        Net cash used in operating activities of $6.1 million for the six months ended March 31, 2004 was the result of net loss of $7.7 million as adjusted for non-cash items, which include purchased in-process research and development of $3.3 million, depreciation of fixed assets of $670,000, amortization of intangibles related to acquired technologies of $1.5 million, of which $1.3 million represents amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $87,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as a decrease in other assets of $433,000 and an increase in accounts payable of $500,000. These adjustments were offset by an increase in accounts receivable of $1.4 million, inventories of $734,000 and in prepaid expenses and other current assets of $831,000, related to prepaid insurance and engineering and maintenance tools. Additionally, accrued expenses and other current liabilities decreased by approximately $2.1 million as a result of the payment of previously-accrued engineering costs.

        Net cash provided by investing activities of $10.7 million for the six months ended March 31, 2005 primarily reflects the net sale of short-term investments of $11.3 million, as the Company shifted its portfolio mix from municipal bonds to higher interest-yielding commercial paper, offset by the purchase of property and equipment of $553,000 to replace older office equipment and acquire office equipment for headcount additions. Net cash used in investing activities of $45.5 million for the six months ended March 31, 2004 reflects the purchase of certain assets and intellectual property related to the IBM network processor product line for $15.7 million, the purchase of short-term investments of $29.4 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $347,000.

        Net cash provided by financing activities for the six months ended March 31, 2005 was $970,000 and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.3 million, offset by installment payments on acquired software licenses of $352,000. The net cash provided by financing activities during the six months ended March 31, 2004 is mainly attributable to net proceeds from the private placement financing of $30.9 million as well as cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases aggregating $2.4 million.

        The Company’s inventory balance decreased by $160,000 to $1.9 million at March 31, 2005 as compared to $2.1 million as of September 30, 2004. The decrease in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns in the quarter ended March 31, 2005 was 7.2 times as compared to 8.9 times in the quarter ended September 30, 2004. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $876,000 to $6.5 million, as of March 31, 2005, reflecting higher purchase levels and revenues in March 2005 as compared to September 2004.

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

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to $10 million in value of the Company’s common stock from time to time through open market and privately negotiated transactions. The expiration date of the program is April 25, 2006.

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through April 2009, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of March 31, 2005 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Operating lease commitments	$3,939	$1,751	$1,985	$203	$-
Inventory purchases	5,365	5,365	-	-	-
Non-recurring engineering expense	1,821	1,821	-	-	-

Totals	$11,125	$8,937	$1,985	$203	$-

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of March 31, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Other Commitments

        In connection with the purchase of a pattern matching technology in September 2004, the Company has potential obligations aggregating $900,000, the payments for which are contingent upon achievement of certain development milestones. Such payments, if any, are due within fiscal 2005. As of March 31, 2005, none of the development milestones have been met.

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

        Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 46%, 46% and 41% of our net revenues for the three and six months ended March 31, 2005 and the year ended September 30, 2004, respectively. Quantum Corporation (“Quantum”), through its manufacturing subcontractor, accounted for approximately 14%, 13% and 14% of our net revenues during the three and six months ended March 31, 2005 and the year ended September 30, 2004, respectively. Huawei Technologies, Inc. (“Huawei”), an OEM producer of network equipment, comprised 12%, 11% and 14% of our net revenues for the three and six months ended March 31, 2005 and the year ended September 30, 2004, respectively.

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

        Additionally, prior to our acquisition of these assets, we understand IBM informed its customers that it was discontinuing selected research and development activities in connection with the assets and would not be developing any related follow-on products with respect to the products associated with the acquired assets. As a result of such announcement, there can be no assurance that the established customer base will continue to purchase the products based on the acquired assets from us and maintain their relationship with us in the future for follow-on products. If we fail to maintain the established customer base, we may not be able to maintain the revenue and profit performance levels that IBM maintained with respect to these products. Loss of the established customer base could negatively impact our results of operations, business and financial condition.

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

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of March 31, 2005. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

We Have Been Engaged in Securities Class-Action Lawsuits.

        In the past, the Company has been engaged in securities class-action lawsuits. During fiscal 2003, we completed the settlement terms of a class action complaint and had shareholder derivative actions dismissed. As of March 31, 2005, there were no outstanding claims against us nor do we have any outstanding obligations related to claims or lawsuits. There can be no assurance there will not be any actions against us in the future. Any such actions may have a material adverse effect on our financial condition and results of operations.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS No. 123R, as amended on April 14, 2005, is for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS No. 123R will have a material effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at March 31, 2005 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

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

   PART II — OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 17, 2005. At the meeting, the following proposals received the votes listed below:

        Proposal I:  Election of Class III Directors for three-year terms expiring 2008.

	Votes for:	Votes withheld:
Albert Sisto	13,149,356	92,272
Douglas Whiting	12,695,808	550,820

        The Company’s Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class I director (Christopher G. Kenber) will expire at the meeting of stockholders to be held in 2006. The term for Class II directors (Dennis DeCoste, Taher Elgamal and Robert Johnson) will expire at the meeting of stockholders to be held in 2007.

        Proposal II:  Approval of an amendment to the Company’s 2001 Nonstatutory Stock Option Plan to provide for an increase in the number of shares of common stock available for issuance thereunder by 500,000 shares to 2,500,000 shares.

Votes for:	2,589,338
Votes against:	5,819,808
Abstentions:	7,838

        Proposal III:  Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2005.

Votes for:	13,202,726
Votes against:	28,933
Abstentions:	14,969

Item 5. Other Information

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee approved the engagement of PricewaterhouseCoopers LLP for work related to the Act’s Section 404 certification requirements.

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

Date: April 29, 2005	hi/fn, inc. (Registrant) By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit
3.1	*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2	*	Amended and Restated Bylaws of hi/fn, inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.