Form 10-Q
period 2005-06-30
HI/FN INC
filed 2005-08-03
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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

YES  ☑ NO  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,655,074 at July 29, 2005.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004	3
	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 31
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		35
Index to Exhibits

      PART 1 – FINANCIAL INFORMATION

      Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2005	September 30, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,276	$16,816
Short-term investments	19,326	33,216
Accounts receivable, net	6,725	5,653
Inventories	1,657	2,051
Prepaid expenses and other current assets	1,086	988

Total current assets	56,070	58,724
Property and equipment, net	1,849	1,737
Intangible assets, net	10,854	13,338
Other assets	2,259	2,443

	$71,032	$76,242

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,535	$4,323
Accrued expenses and other current liabilities	7,232	7,690

Total current liabilities	9,767	12,013

STOCKHOLDERS' EQUITY:
Common stock	14	14
Additional paid-in capital	163,347	161,500
Accumulated other comprehensive loss	(44)	(50)
Accumulated deficit	(99,536)	(97,235)
Treasury stock, at cost	(2,516)	-

Total stockholders' equity	61,265	64,229

	$71,032	$76,242

        See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Processors	$10,885	$10,563	$34,038	$23,849
Software licenses and other	1,154	760	3,596	4,984

Total net revenues	12,039	11,323	37,634	28,833

Costs and operating expenses:
Cost of revenues - processors	3,731	3,463	11,707	7,566
Cost of revenues - software licenses and other	138	120	414	360
Research and development	5,365	6,612	16,073	16,982
Sales and marketing	1,910	1,896	6,013	5,527
General and administrative	1,214	1,098	3,970	3,319
Amortization of intangible assets	828	825	2,484	2,294
Purchased in-process research and development	-	893	-	4,230

Total costs and operating expenses	13,186	14,097	40,661	40,278

Loss from operations	(1,147)	(3,584)	(3,027)	(11,445)
Interest and other income, net	345	85	801	296

Loss before income taxes	(802)	(3,499)	(2,226)	(11,149)
Provision for income taxes	69	-	75	-

Net loss	$(871)	$(3,499)	$(2,301)	$(11,149)

Net loss per share, basic and diluted	$(0.06)	$(0.25)	$(0.16)	$(0.88)

Weighted average shares outstanding, basic and diluted	13,926	13,834	13,982	12,706

        See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,301)	$(11,149)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	783	923
Amortization of intangible assets	2,484	2,294
Amortization of deferred stock compensation	-	124
Loss on disposal of fixed assets	-	175
Purchased in-process research and development	-	4,230
Changes in assets and liabilities:
Accounts receivable	(1,072)	(2,152)
Inventories	394	(1,085)
Prepaid expenses and other current assets	(98)	(485)
Other assets	184	(718)
Accounts payable	(1,258)	2,418
Accrued expenses and other current liabilities	(458)	(2,315)

Net cash used in operating activities	(1,342)	(7,740)

Cash flows from investing activities:
Purchase of certain assets and intellectual property	-	(16,755)
Sales (purchases) of short-term investments, net	13,896	(31,311)
Purchases of property and equipment	(895)	(855)

Net cash provided by (used in) investing activities	13,001	(48,921)

Cash flows from financing activities:
Proceeds from private placement financing, net	-	30,870
Proceeds from issuance of common stock	1,847	2,814
Repurchase of common stock	(2,516)	-
Installment payments on acquired software licenses	(530)	-

Net cash provided by (used in) financing activities	(1,199)	33,684

Net increase (decrease) in cash and cash equivalents	10,460	(22,977)
Cash and cash equivalents at beginning of period	16,816	41,080

Cash and cash equivalents at end of period	$27,276	$18,103

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

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for period ending September 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair presentation of the Company’s financial position as of June 30, 2005 and its results of operations for the three and nine months ended June 30, 2005 and 2004, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company anticipates that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses and purchases of capital equipment as well as provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, the risk of acceptance and pricing of the Company’s products and other factors related to the uncertainties of the industry and general economic conditions. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s Common Stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. The net proceeds are used for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. On April 9, 2004, the Registration Statement related to the private placement was declared effective by the Securities and Exchange Commission.

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at a price determined by management. The timing and amount of repurchases under this program will depend on market conditions and corporate and regulatory considerations. The purchase will be funded from available working capital. The stock repurchase program will expire on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million. During the period July 1, 2005 through July 29, 2005, the Company repurchased an additional 120,020 shares at a cost of approximately $738,000.

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

         Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value method, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
As reported	$(871)	$(3,499)	$(2,301)	$(11,149)
Add: stock-based employee compensation
recorded in the Statement of Operations	-	37	-	124
Less: fair value of stock-based
employee compensation	(963)	(1,986)	(3,357)	(6,424)

Pro forma	$(1,834)	$(5,448)	$(5,658)	$(17,449)

Net loss per share:
Basic and diluted
As reported	$(0.06)	$(0.25)	$(0.16)	$(0.88)
Pro forma	(0.13)	(0.39)	(0.40)	(1.37)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the respective periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Estimated option life	2.86 years	4.0 years	2.86 years	4.0 years
Risk-free interest rate	3.66%	3.25%	3.54%	2.95%
Expected volatility	54.4%	75.2%	56.4%	82.5%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average estimated fair value	$3.02	$5.56	$3.53	$6.70

        The fair value of stock issued under the employee stock purchase plan was determined using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Estimated option life	0.49 years	0.15 years	0.49 years	0.48 years
Risk-free interest rate	3.17%	1.17%	2.72%	1.07%
Expected volatility	32.4%	73.3%	41.4%	67.0%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average estimated fair value	$1.75	$3.49	$2.14	$2.85

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Outstanding options to purchase common stock	4,145,170	4,178,807	4,147,523	4,588,924
Weighted equivalent shares	217,642	604,992	354,710	761,868

Note 4 — Balance Sheet Details

	June 30, 2005	September 30, 2004
	(in thousands)
Property and equipment:
Computer equipment	$7,017	$6,357
Furniture and fixtures	1,048	1,020
Leasehold improvements	1,005	937
Office equipment	864	758

	9,934	9,072
Less: accumulated depreciation	(8,085)	(7,335)

	$1,849	$1,737

Intangible assets:
Developed and core technology	$17,460	$17,460
Workforce	413	413
Patents	600	600

	18,473	18,473
Less: accumulated amortization	(8,648)	(6,164)

	9,825	12,309
Goodwill	1,029	1,029

	$10,854	$13,338

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$1,973	$2,530
Accrued non-recurring engineering costs	1,994	1,819
Deferred income and revenue	1,257	692
Compensation and employee benefits	1,686	1,963
Other	322	686

	$7,232	$7,690

Note 5 — Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(871)	$(3,499)	$(2,301)	$(11,149)
Unrealized gain on financial instruments	14	-	6	-

Comprehensive loss	$(857)	$(3,499)	$(2,295)	$(11,149)

Note 6 — Segment and Geographic Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
North America:
United States	$3,907	$3,323	$13,033	$8,841
Other	411	416	1,949	1,606

Total North America	4,318	3,739	14,982	10,447

Asia:
Hong Kong	5,837	4,475	14,847	7,778
Malaysia	505	1,118	2,298	3,804
Singapore	282	558	2,054	1,869
Japan	479	106	1,304	746
Taiwan	10	830	75	2,273
Other	290	78	771	346

Total Asia	7,403	7,165	21,349	16,816

Europe and other	318	419	1,303	1,570

Total	$12,039	$11,323	$37,634	$28,833

The Company had property and equipment, by country, as of June 30, 2005, of $1.3 million and $491,000 in the United States and China, respectively.

Note 7 — Income Taxes

        The Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations due to uncertainty as to their realization. The provision for income taxes for the three and nine months ended June 30, 2005 reflects taxes on the Company’s non-U.S. operations.

Note 8 — Guarantees and Product Warranties

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of June 30, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Other Commitments

        The purchase of a pattern matching technology in September 2004 included provisions for potential obligations contingent upon achievement of certain development milestones. Such obligations aggregated $900,000. In May 2005, the Company paid $475,000 in relation to one milestone delivery. The remaining $425,000 payment may be due on or around September 30, 2005, contingent upon achievement of defined milestones.

        In May 2005, the Company entered into a lease arrangement for additional space and to extend the lease for its design facility in Carlsbad, California, which was under various leases that concurrently expired in June 2005. The lease term commenced on July 1, 2005 and continues over a five-year period expiring on June 30, 2010.

Subsequent Event

        In July 2005, the Company entered into an arrangement to extend the lease for its facility in Los Gatos, California, which expires in September 2005. The extended lease term commences on September 25, 2005 and continues over a four-year period expiring in September 2009. Total obligations related to the extended lease aggregate $1.6 million.

Note 9 — Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS No. 123R, as amended on April 14, 2005, is for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS No. 123R will have a negative effect on the Company’s results of operations.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,”, “believe,” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our estimated completion and cost of development work on the next generation network processor; (2) our belief that the Company will likely not realize the benefits of certain deferred tax assets and our consideration of future taxable income; (3) our belief that our existing cash resources will fund any anticipated operating loses, purchases of capital equipment and provide adequate working capital for the next twelve months; (4) our belief that that there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us; (5) our intention to apply the net proceeds of our private placement of 2.2 million shares for working capital, general corporate and strategic purposes; (6) our belief that off-balance sheet arrangements are not likely to have a future effect on the Company’s financial condition; revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors; (7) our understanding that the Company may, in the future, record material charges related to indemnification obligation; (8) our expectation that operating results will continue to fluctuate; (9) our expectation that our products in the network processor market fulfill security needs in the iSCSI market; (10) our expectation that our significant customers may differ in the future; (11) our expectation that our markets will become increasingly competitive; (12) our belief that we may change our supply arrangements to assume more product manufacturing responsibilities; (13) our belief that we may enter into volume purchase agreements; (14) our expectation that the average selling prices of our products will decrease in the future; (15) our expectation that we will make additional acquisitions in the future; (16) our belief that we must decrease the dimensions in our new product designs to remain competitive; and (17) our belief that our stock price will fluctuate in the future, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the development of the packet processor market; (2) our ability to anticipate market trends and the requirements of network storage equipment vendors; (3) our continued growth in the market for network security equipment, (4) our ability to establish and maintain relationships with network and storage equipment vendors; (5) our ability to evolve with industry standards and rapid technological change; (6) our ability to compete in competitive markets; (7) our ability to protect our intellectual property; (8) our dependence upon independent manufacturers and limited sources of supply; (9) our ability to develop and introduce new products; (10) our ability to integrate businesses, products, technologies or personnel that we acquire; (11) the volatility of the stock market; and (12) those factors discussed under “Trends, Risks and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

        In December 2003, Hifn acquired certain assets and intellectual property related to the network processor product line of International Business Machines Corporation (“IBM”). This acquisition complements our security processor business, expands our product offerings to include programmable network processors designed for network traffic and provides us with technology upon which we can build our next generation processors. These products feature efficient programming models that eliminate stage processing and reduce packet latency, thereby optimizing packet processing at high speeds.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2004 and have not changed materially as of June 30, 2005.

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Processors	$10,885	$10,563	3%	$34,038	$23,849	43%
Software licenses and other	1,154	760	52%	3,596	4,984	(28%)

	$12,039	$11,323	6%	$37,634	$28,833	31%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	90%	93%	90%	83%
Software licenses and other	10%	7%	10%	17%

	100%	100%	100%	100%

        Net revenues increased by $716,000 for the quarter ended June 30, 2005 as compared to net revenues for the quarter ended June 30, 2004. Our processor revenues increased $322,000 during the three months ended June 30, 2005 compared to the same period in the prior year. The average selling price of these processors remained at relatively the same levels. Accordingly, the increase in processor revenues between the comparative periods is attributable to the increase in the volume of processor units sold during the period. Also contributing to the overall increase in net revenues was increased revenues from software license and royalties of $394,000, which is generally dependent upon variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Net revenues increased by $8.8 million for the nine months ended June 30, 2005 as compared to the same period in the prior year. The increase reflects an increase in our processor revenues of $10.2 million and was attributable to increases of $6.9 million in revenues generated from the sale of network processors related to the technology that we acquired from IBM and $3.3 million in revenues from our data compression and encryption processor products as a result of higher volume of customer purchases. The average selling price of these processors remained at relatively the same levels. Therefore, the increase in processor revenues between the comparable periods is attributable to increases in volume. The net increase in processor revenues was offset by a decrease in revenues from software license and royalties of $1.4 million resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 53% and 46% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 48% and 41% for the nine months ended June 30, 2005 and 2004, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 14% and 19% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 12% for the nine months ended June 30, 2005. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, were less than 10% and were 12% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 11% and 17% of revenues for the nine months ended June 30, 2005 and 2004, respectively.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Processors	$3,731	$3,463	8%	$11,707	$7,566	55%
Software licenses and other	138	120	15%	414	360	15%

	$3,869	$3,583	8%	$12,121	$7,926	53%

	% of revenue category	% of revenue category	% of revenue category	% of revenue category
Processors	34%	33%	34%	32%
Software licenses and other	12%	16%	12%	7%
	32%	32%	32%	27%

        Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased one percentage point for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. The Company’s product offerings in the three months ended June 30, 2005 had relatively the same proportion of network processors to software licensed and other and, as a result, total cost of revenues as a percentage of net revenues remained the same for both periods. During the three months ended June 30, 2005 and 2004, we sold $39,000 and $114,000, respectively, of inventories that had previously been written down.

        Cost of processor revenues as a percentage of net processor revenues increased two percentage points for the nine months ended June 30, 2005 as compared to the same period in fiscal 2004. The Company’s product offerings in the nine months ended June 30, 2005 included a higher proportion of network processors, which carry a higher cost of revenues, both in absolute dollars and as a percentage of revenues, as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the nine months ended June 30, 2005 and 2004, we sold $80,000 and $487,000, respectively, of inventories that had previously been written down.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Research & development expenses	$5,365	$6,612	(19%)	$16,073	$16,982	(5%)
As a percentage of net revenues	45%	58%		43%	59%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $1.2 million for the three months ended June 30, 2005 over the same period in the prior year. The decrease is attributable to decreases of $550,000 in non-recurring engineering costs associated with tape-out, mask activities and qualification testing of products under development, $62,000 in engineering and consulting services (which reflects the net effect of a $174,000 reduction in consulting fees related to the transfer of the technical designs of the IBM network processors and $363,000 in other services as outsourced projects were completed, offset by an increase of $475,000 in engineering services which reflects payment for a milestone delivery related to the pattern matching technology development), $261,000 in software maintenance expense, which is a result of the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects, and $289,000 in salaries and benefits expense mainly as a result of lower average salary rates on headcount additions of an average of twenty-five engineers during the comparative periods.

        Research and development costs for the nine months ended June 30, 2005 decreased $909,000 compared to the same period in the prior year. The decrease is the net effect of a decrease in software maintenance expense of $539,000, which resulted from the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects, a net decrease in engineering and consulting services of $504,000 (which reflects the net effect of a $318,000 reduction in consulting fees related to the transfer of the technical designs of the IBM network processors and $662,000 in other services as outsourced projects were completed, offset by an increase of $475,000 in engineering services which reflects payment for a milestone delivery related to the pattern matching technology development), and a decrease in allocated building expenses of $105,000 due to the expiration of a portion of our lease at our corporate facility. The decreases were partially offset by an increase in salaries and benefits expense of $242,000, mainly related to headcount additions in our China subsidiary of an average of fifteen engineers over the nine-month period.

        Sales and Marketing.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Sales & marketing expenses	$1,910	$1,896	1%	$6,013	$5,527	9%
As a percentage of net revenues	16%	17%		16%	19%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $14,000 for the three months ended June 30, 2005 over the same period in the prior year. The increase is the net effect of an increase in salaries and benefits of $150,000 due to salary increases in connection with the employee performance reviews at the beginning of the fiscal year, offset by a reduction in sales representative commissions of $145,000 due to a lower level of sales made through sales representatives.

        Sales and marketing expenses increased $486,000 during the nine months ended June 30, 2005 as compared to the same period in the prior year. The increase was mainly the result of increased salaries and benefits of $386,000 due to salary increases in connection with the employee performance reviews at the beginning of the fiscal year and an increase in average headcount during the period with the addition of one sales and one marketing staff member and increased sales representative commissions of $81,000 due to a higher level of sales made through sales representatives.

        General and Administrative.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

General & administrative expenses	$1,214	$1,098	11%	$3,970	$3,319	20%
As a percentage of net revenues	10%	10%		11%	12%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $116,000 for the three months ended June 30, 2005 over the same period in the prior year mainly as a result of an increase in accounting and outside consulting services costs of $314,000 for work related to internal control documentation and compliance, offset by a decrease in legal expenses, which is contingent upon the timing and level of legal corporate and patent protection services.

        General and administrative expenses increased $651,000 during the nine months ended June 30, 2005 as compared to the same period in the prior year as a result of increases in salaries and benefits expense of $314,000 in connection with the employee performance reviews at the beginning of the fiscal year, $419,000 in accounting and outside consulting services costs for work related to internal control documentation and compliance and $105,000 in charitable contribution for tsunami disaster relief. These increases were partially offset by a reduction in legal expenses of $192,000 which is contingent upon the timing and level of legal corporate and patent protection services.

        Amortization of Intangibles.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Amortization of intangibles	$828	$825	0%	$2,484	$2,294	8%
As a percentage of net revenues	7%	7%		7%	8%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles remained at relatively the same levels for each of the three months ended June 30, 2005 and 2004 over the same period in the prior year. Amortization of intangibles increased $190,000 for the nine months ended June 30, 2005 over the same period in the prior year mainly as a result of amortization related to acquired pattern matching and other technologies of $493,000, offset by a reduction of $303,000 in amortization of previously capitalized intangible assets as they reached their estimated useful lives.

        Purchased In-Process Research and Development.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Purchased in-process research & development	$-	$893	(100%)	$-	$4,230	(100%)
As a percentage of net revenues	-	8%		-	15%

        Purchased in-process research and development (“IPR&D”) during the three months ended June 30, 2004 relates to the purchase of certain assets for embedded processor technology. The allocated value of $893,000 was determined by management based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. In addition to the purchased IPR&D related to the preceding purchased assets, purchased IPR&D during the nine months ended June 30, 2004 also includes purchased IPR&D related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount of $3.3 million, related to two projects, was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete and estimated to be completed in early 2006 at an estimated cost of $5 million, and future development of the network processor (with further increase in speed) which was approximately 15% complete and estimated to be completed in late 2006 at an estimated cost of $4 million. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

        Interest and Other Income, net.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Interest & other income, net	$345	$85	306%	$801	$296	171%
As a percentage of net revenues	3%	1%		2%	1%

        Interest and other income, net, increased $260,000 during the three months ended June 30, 2005 and $505,000 during the nine months ended June 30, 2005 as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of a higher average cash balance during the periods as a result of additional cash generated from the private financing completed in February 2004 as well as a shift in the investment mix to higher average yield short-term investments with the purchase of commercial paper and municipal bonds.

        Income Taxes. In fiscal 2002, we recorded a valuation allowance of $9.8 million to reduce the carrying value of our deferred tax assets and in fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the three and nine months ended June 30, 2005 and 2004. We maintain a full valuation allowance against deferred tax assets as we believe that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(1,342)	$(7,740)
Net cash provided by (used in) investing activities	13,001	(48,921)
Net cash provided by (used in) financing activities	(1,199)	33,684

Net increase (decrease) in cash and cash equivalents	$10,460	$(22,977)

        Net cash used in operating activities of $1.3 million for the nine months ended June 30, 2005 was the result of net loss of $2.3 million as adjusted for non-cash items, which include depreciation costs of $783,000 related to property and equipment and amortization of intangibles of $2.5 million as well as decreases in inventory of $394,000 resulting from the timing of purchase receipts and customer shipments and in other assets of $184,000 as a result of a decrease in software licenses. These decreases were offset by an increase in accounts receivable of $1.1 million, resulting from higher sales levels at the end of the quarter and a decrease in accounts payable and accrued and other current liabilities of $1.7 million, reflecting the timing in payments of trade payables, an increase in deferred income and revenues related to the timing of maintenance contract purchases amortizable over the service term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization.

        Net cash used in operating activities of $7.7 million for the nine months ended June 30, 2004 was the result of net loss of $11.1 million, adjusted for non-cash items including purchased in-process research and development of $4.2 million, depreciation and amortization of fixed assets of $923,000, amortization of intangibles related to acquired technologies of $2.3 million, which includes $1.8 million in amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $124,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as an increase in accounts payable of $2.4 million as a result of the timing of purchases of inventory and software maintenance tools. These adjustments were offset by increases in accounts receivable of $2.2 million, inventories of $1.1 million and in prepaid expenses and other assets of $1.2 million. The increase in prepaid and other assets is a result of increases in prepaid insurance, licenses and engineering and maintenance tools. Also contributing to net cash used in operating activities was a decrease in accrued expenses and other current liabilities of $2.3 million as a result of a reduction in deferred revenues and payment of previously-accrued non-recurring engineering costs.

        Net cash provided by investing activities of $13.0 million for the nine months ended June 30, 2005 primarily reflects the net sale of short-term investments of $13.9 million, as the Company shifted its portfolio mix from municipal bonds to higher interest-yielding commercial paper, offset by the purchase of property and equipment of $895,000 to replace older office equipment and acquire office equipment for headcount additions. Net cash used in investing activities of $48.9 million for the nine months ended June 30, 2004 reflects the purchase of certain assets and intellectual property related to the IBM network processor product line and other technology for $16.8 million, the purchase of short-term investments of $31.3 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $855,000.

        Net cash used in financing activities for the nine months ended June 30, 2005 was $1.2 million and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases that totaled $1.8 million, offset by the aggregate repurchase of 422,700 shares of the Company’s outstanding common stock for $2.5 million and installment payments on acquired software licenses of $530,000. Net cash provided by financing activities of $33.7 million for the nine months ended June 30, 2004 is mainly attributable to net proceeds from the private placement financing of $30.9 million and cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases that totaled $2.8 million.

        The Company’s inventory balance decreased by $394,000 to $1.7 million at June 30, 2005 as compared to $2.1 million as of September 30, 2004. The decrease in inventory was a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns in the quarter ended June 30, 2005 were 7.9 times as compared to 8.9 times in the quarter ended September 30, 2004. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $1.1 million to $6.7 million, as of June 30, 2005, reflecting higher customer purchase levels and revenues in June 2005 as compared to September 2004.

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

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. The net proceeds are used for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program will depend on market conditions and corporate and regulatory considerations. The purchase will be funded from available working capital. The stock repurchase program will expire on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million. During the period July 1, 2005 through July 29, 2005, the Company repurchased an additional 120,020 shares at a cost of approximately $738,000.

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through April 2009, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of June 30, 2005 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$5,378	$1,855	$2,535	$988	$-
Inventory purchases	3,795	3,795	-	-	-
Non-recurring engineering expense	1,994	1,994	-	-	-

Totals	$11,167	$7,644	$2,535	$988	$-

        In May 2005, the Company entered into a lease arrangement for additional space and to extend the lease for its design facility in Carlsbad, California, which was under various leases that concurrently expired in June 2005. The lease term commenced on July 1, 2005 and continues over a five-year period expiring on June 30, 2010. Lease obligations related to this lease are included in the table above.

         Subsequent Event

        In July 2005, the Company entered into an arrangement to extend the lease for its facility in Los Gatos, California, which expires in September 2005. The extended lease term commences on September 25, 2005 and continues over a four-year period expiring in September 2009. Total obligations related to the extended lease aggregate $1.6 million.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of June 30, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Other Commitments

        The purchase of a pattern matching technology in September 2004 included provisions for potential obligations contingent upon achievement of certain development milestones. Such obligations aggregated $900,000. In May 2005, the Company paid $475,000 in relation to one milestone delivery. The remaining $425,000 payment may be due on or around September 30, 2005, contingent upon achievement of defined milestones.

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

Our Business Depends Upon The Continued Growth of the Network Equipment and Storage Equipment Markets And OurPenetration
Of The Virtual Private Network, iSCSI and Network Processor Markets.

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

        We are unable to determine the rate or extent to which the network equipment and storage markets will grow, if at all. Additionally, if we are unable to penetrate the virtual private network, network processor or iSCSI markets, or if these markets fail to develop, our business, financial condition and results of operations could suffer. Any decrease in the growth of the network or storage equipment market, a decline in demand for our products or our inability to penetrate new markets could harm our business, financial condition and results of operations.

Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.

        Cisco Systems, Inc. (“Cisco”), an OEM producer of network equipment, comprised 53% and 46% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 48% and 41% for the nine months ended June 30, 2005 and 2004, respectively. Huawei Technologies, Inc. (“Huawei”), an OEM producer of network equipment, comprised 14% and 19% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 12% for the nine months ended June 30, 2005. Sales to Quantum Corporation (“Quantum”), through its manufacturing subcontractor, were less than 10% and were 12% of revenues for the three months ended June 30, 2005 and 2004, respectively, and 11% and 17% of revenues for the nine months ended June 30, 2005 and 2004, respectively.

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended June 30, 2005, sales to Quantum decreased 55% over revenues generated from Quantum in the preceding quarter. Such reduction significantly affected the Company’s revenue levels and results of operations. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

        Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco, Nortel Networks, Inc. and 3Com Corporation. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

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

        We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to their other customers’ products while reducing deliveries to us on short notice. In the past, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer that caused a 3-month delay in shipments to our customers. We have also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

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

        Additionally, prior to our acquisition of these assets, we understand IBM informed its customers that it was discontinuing selected research and development activities in connection with the assets and would not be developing any related follow-on products with respect to the products associated with the acquired assets. While the Company has, to date, been able to retain the customer base in existence as of the time of the acquisition, there can be no assurance that the established customer base will continue to purchase the products based on the acquired assets from us and maintain their relationship with us in the future for follow-on products. If we fail to maintain the established customer base, we may not be able to maintain the revenue and profit performance levels that IBM maintained with respect to these products. Loss of the established customer base could negatively impact our results of operations, business and financial condition.

We Will Be Subject To And Are Currently Undergoing Procedures Related To Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 And May Not Be Able To Satisfy Regulatory Requirements Relating To Internal Controls Over Financial Reporting Or May Encounter Difficulties In Implementing Any New Or Improved Internal Controls.

        As required by Section 404 of the Sarbanes-Oxley Act, we are conducting a review of our internal control over financial reporting (as defined in Rule 13(a)-15(d) under the Exchange Act). In our review, we have identified areas that may potentially require that we modify or strengthen controls over processes to improve internal controls and we intend to continue to evaluate and, where necessary, effect modifications. Our areas of focus for review include, but are not limited to, our financial system and segregation of duties. We made substantial progress in our review process and will continue to perform our review and testing. While the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, we cannot assure that our system of controls will succeed in achieving its stated goals under all conditions. Any failure to implement required new or improved controls; difficulties encountered in the implementation of such new or improved controls could have materially adverse implications on our consolidated operating results and could result in a material weakness in our internal control over financial reporting that would be required to be reported in our Form 10-K.

We Face Order And Shipment Uncertainties, Which Makes it Difficult to Forecast Future Revenues Accurately and May Cause Us to Hold Too Much Inventory.

        We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which, by increasing our costs without a commensurate increase in revenue, could harm our profit margins and restrict our ability to fund our operations. Such variability in customer demand coupled with customers’ ability to cancel orders on short notice also makes it more difficult to forecast future revenue. During fiscal 2001, we wrote off excess inventory of $3.4 million as a result of a significant decrease in forecasted demand for our products. We recognize revenue upon shipment of products to our customers. Revenue from products sold to distributors is deferred until the distributor sells the products to a third party. An unanticipated level of returns could harm our business, financial condition and results of operations.

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

We Depend Upon Key Personnel.

        Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. We have recently entered into severance and control agreements with our executive and other officers, however, there can be no assurance that such personnel will necessarily remain with the Company. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel has, in the past, been intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

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

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of June 30, 2005. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” and amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS No. 123R, as amended on April 14, 2005, is for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS No. 123R will have a negative effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at June 30, 2005 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

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

                Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      PART II — OTHER INFORMATION

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program will depend on market conditions and corporate and regulatory considerations. The purchase will be funded from available working capital. The stock repurchase program will expire on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million.

        The following table provides information about the repurchase of our common stock during and through the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Stock Repurchase Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Stock Repurchase Plan
May 1 - May 31	422,700	$5.95	422,700	$7,484,000

        During the period July 1, 2005 through July 29, 2005, the Company repurchased an additional 120,020 shares at a cost of approximately $738,000.

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

      Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Index

Exhibit Number		Description
3.1	*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2	*	Amended and Restated Bylaws of hi/fn, inc.

10.1	**	Form of Severance and Change of Control Agreement by and between the Company and Christopher G. Kenber.

10.2	**	Form of Severance and Change of Control Agreement by and between the Company and William R. Walker

10.3	**	Form of Severance and Change of Control Agreement by and between the Company and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.

10.4		Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.

10.5		Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2005	hi/fn, inc. (Registrant) By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit
3.1	*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.

3.2	*	Amended and Restated Bylaws of hi/fn, inc.

10.1	**	Form of Severance and Change of Control Agreement by and between the Company and Christopher G. Kenber.

10.2	**	Form of Severance and Change of Control Agreement by and between the Company and William R. Walker.

10.3	**	Form of Severance and Change of Control Agreement by and between the Company and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.

10.4		Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.

10.5		Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant's Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998 as amended.

**	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2005.