Form 10-K
period 2005-09-30
HI/FN INC
filed 2005-12-14
CIK 1065246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 5, 2005 was $66,432,656 (based upon the closing price reported on the NASDAQ National Market System as of the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the Registrant’s Common Stock as of December 5, 2005, was 13,655,180.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders to be held February 13, 2006 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, relating to matters including, but not limited to: (i) the relationship between the Company’s technology and competitive advantage; (ii) the effect of our ongoing product and technology development on product integration and performance; (iii) our belief that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost high-performance implementation of lossless data compression and is the recognized de facto standard; (iv) the increase of competition from existing and new competitors, including major domestic and international semiconductor suppliers; (v) our expectation that we will have an adequate opportunity to order sufficient quantities of products; (vi) the impact of U.S. export regulations on our European competitors; (vii) the competitive factors in our markets; (viii) the impact of our distribution agreement on global demand for network security products; (ix) the importance of our comprehensive product service and support on our market position and design efficiency; (x) the reliance on subcontract manufacturers for substantially all manufacturing; (xi) the communications from third parties asserting patents, mask works rights, intellectual property or copyrights on certain products and technologies; (xii) the sufficiency of our alternate suppliers; (xiii) the impact of the transition of our products to smaller semiconductor dimensions; (xiv) the retention of future earnings and dividend policies; (xv) our investment in Research and Development; (xvi) our level of capital expenditures; (xvii) the sufficiency of our existing cash resources for the next twelve months; (xviii) future operating results; (xix) our belief that international sales will continue to grow; (xx) the composition of our customer base; (xxi) the anticipated average selling prices of our products; (xxii) estimates of future contractual commitments; (xxiii) the application of net proceeds of our February 6, 2004 private placement; (xxiv) our belief that employee relations are good; (xxv) the fluctuating market price for our common stock; and (xxvi) future performance of our investment portfolio constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Trends, Risks and Uncertainties within the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K, 10-Q and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader, as recognized by independent industry analyst firms, including The Linley Group, that supplies most major network equipment manufacturers (“OEM”s) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities and development tools that help reduce time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”s), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

        The Hifn encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products to improve the performance and capacity of a wide range of disk and tape back-up systems.

        Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and class of service (“CoS”), which enables businesses to enhance the effectiveness of their systems. Using QoS- or CoS-enabled network equipment, businesses can provide differentiated services to their customers or build new revenue streams based on available services. Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business and expands our product offerings to include programmable, yet deterministic, devices that perform computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services. We are building upon this architecture to deliver the next generation processors, which will continue to offer high-end performance and features, along with a comprehensive software development toolkit.

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

        The network computing market has undergone several major transitions over the past decade and it is the convergence of these transitions that contributed to the recent increase in global connectivity. One of these transitions was the migration of corporate computing environments from centralized mainframe systems to distributed client/server environments. The ability to access and share information through client/server technology expanded the need for connectivity beyond workgroup local area networks (“LANs”) to enterprise-wide networks spanning multiple LANs and wide area networks (“WANs”). Another transition was the widespread adoption of the Internet for business-to-business communications. Internet-based business applications have expanded beyond e-mail to a broad range of business applications and services including electronic publishing, direct to customer transactions, product marketing, advertising and customer support. Yet another transition was the emergence of consumer-to-business or e-commerce communications. The convergence of these major transitions led to the need for secure, managed communications and the emergence of VPNs that use the Internet infrastructure and associated protocols and applications to share information and services; both within the enterprise and with business partners and customers. As a result of adding security to the network infrastructure, businesses are able to share internal information and run enterprise applications across geographically dispersed facilities as well as enable customers, suppliers and other business partners to inexpensively link into their enterprise information systems. As businesses and consumers demand more functionality from their networks, and as they adopt wireless networks into their infrastructure, the need for layered security, while maintaining performance, will be a driving factor for products such as our network-, security- and compression-processors.

The Complexity of and Need for Network Security

        Driven to provide the significant benefits of connectivity and information exchange, organizations potentially expose sensitive information and mission critical applications to unauthorized access, both through connections to the Internet and from within the enterprise. In addition, transmission of data over the Internet may also expose such data to unauthorized interception. These risks create a critical need for enterprises to protect their information and information systems from unauthorized access and use. Historical methods for securing information resources are no longer adequate to meet the security requirements of today’s global networks. Today’s distributed network environments provide multiple points of access and multiple network resources, making it impractical to individually secure every application and resource on the network. Therefore, additional layers of security at the network level are required to control access to the network and to regulate and protect the flow of data between network segments.

        The increasing demands placed on data communication security systems by the expansion of Internet services and global enterprise networking quickly outpaces the capabilities of many traditional Internet security appliance architectures. These demands include the need to define and transparently enforce an integrated, enterprise-wide security policy that can be managed centrally and implemented on a distributed basis. An effective network security solution also needs to be open and extensible to enable it to address the rapidly changing requirements of the Internet and intranets, including the addition of new security applications, such as authentication, encryption, URL filtering, anti-virus protection, spyware, intrusion detection and Java and ActiveX security services and functions. This increased complexity, along with the higher demand placed by ever-increasing bandwidths and storage requirements, some of which are driven by regulations, and the increasing number of users has given rise to the creation of data communications semiconductors specifically designed for the security task. These high-performance security integrated circuits create the next generation security platform for our customers based on a combination of protocol features, customer complex core logic and standards-based buses and interfaces. This is at the core of Hifn’s network security processor products.

The Hifn Solution

        Hifn is a network and security market leader that supplies most major network and security equipment vendors with patented technology to accelerate and secure end-customer data. We design, develop and market high-performance, multi-protocol packet processors — semiconductor devices and software — designed to enable secure, high-bandwidth network connectivity and comprehensive differentiation of business-critical application network traffic from other general purpose network traffic. We provide our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols by offering efficient compression, encryption/compression and public key cryptography products and solutions. We believe that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and is the recognized de-facto standard, which gives our products a strong competitive advantage. By offering a wide range of high-performance implementations of our patented, standards-compliant technology, we are able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their products to market faster.

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

        In support of VPN architectures, we introduced the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPsec”), Secure Session Layer (“SSL”), Transport Layer Security (“TLS”) and proposed Advanced Encryption Standard (“AES”) ciphersuite extensions to TLS protocols. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, switches, broadband access equipment and firewalls.

        Businesses rely on the Internet to conduct their normal business operations. Unlike the traditional telecommunications network used by businesses to communicate, such as the fixed-line telephone, the Internet is vastly more complex, unreliable and generally not secure. In addition, there is an overall lack of differentiation or prioritization of business-critical applications from general use of the Internet. These applications tend to be bundled together and use the same resources throughout the Internet. Our flow classification solutions enable the integration of precise differentiation and measurement of business-critical transactions within network equipment vendors’ devices. This feature allows the creation of differentiated services within the Internet, enabling our OEM customers to provide valuable differentiation services to their customers.

        Hifn’s line of compression processors targeted at back-up storage applications provides storage equipment vendors with high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and Travan style of quarter-inch cartridge tape drives. Additionally, our compression products provide companies in the storage market that develop disk-to disk- and the disk-to-disk-to-tape-back-up products with solutions that meet their performance and capacity requirements.

Customers and Products

        A number of leading manufacturers of network and storage equipment have designed products that incorporate the Hifn solutions. To date, we have secured design wins with a number of networking, security and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our products or an evaluation or reference board and initiated a product design that incorporates our solutions. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

        At September 30, 2005, we had a backlog of semiconductor orders representing $8.5 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2004, we had a backlog of $10.4 million. Because we quote product lead times to customers of approximately three to five months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

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

        Network Bandwidth Enhancement Products. Hifn’s 9710, 9711 and 9751 compression processors provide essential bandwidth-enhancement for network equipment such as routers, remote access concentrators, broadband access equipment and switches. These products provide flexible bus interfaces and a variety of memory configuration options to allow customers to tailor their uses to meet a variety of network system requirements. We license a line of software compression libraries that provide similar functionality to our line of compression processor products for ‘real-estate’ constrained applications in lower-bandwidth products such as modems and ISDN links. Our software products are offered in source and object code toolkits.

        Network Security Products. Current networking products demand strong security features that can operate at multi-gigabit per second speeds without slowing down a system’s central processing unit (“CPU”) with computationally intensive cryptographic processing. Hifn offers a wide selection of security processors that meet the needs of current and future networking equipment for fast cryptography without excessive system overhead.

        Look-aside processors operate as a co-processor to the system CPU or network processing unit (“NPU”) to accelerate security functions. All of our security processors offer a full suite of security algorithms; data compression, symmetric key cryptography, public key cryptography, data authentication and true random number generation. We offer two families of look-aside  security processors. Our Hifn Intelligent Packet Processor (“HIPP”) I and HIPP II products offload all aspects of IPsec or SSL packet processing at rates up to over two gigabits per second. For network elements with lower throughput demands and tighter cost constraints, we offer algorithm accelerator products which are low cost devices that offer the same security functions as the high end HIPP processors but depend on the host CPU to perform packet manipulation. Hifn’s line of HIPP I and II processors (7855 and 8155) and algorithm accelerators (7954, 7955 and 7956) are actively being sold into new designs.

        Hifn also maintains production of the 6500 public key processor, 7901, 7902 and 7951 algorithm accelerators, 7711, 7751 and 7811 encryption processors, and 7814, 7851 and 7854 packet processors, which are in full production design with customers.

        In fiscal 2005, we introduced a new family of board level products. These products are targeted at OEMs that may not have the expertise or resources to design their own boards or the time to complete the necessary integration of the boards into their systems. The Hifn eXceLeration boards (HXL) are low cost and production optimized. The HXL boards can be used with open source software systems to add security to network equipment and servers.

        Network FlowThrough™ Security Products. Hifn’s HIPP III line of intelligent FlowThrough security processors is unique in the marketplace. The FlowThrough capability, sometimes referred to as a “bump in the wire,” is targeted both for the traditional VPN networking market as well as the growing storage area network (“SAN”) security market using the iSCSI (Internet Small Computer Systems Interface) and FCIP (Fibre Channel over Internet Protocol) protocols. The Hifn 4300, 4350, 8300 and 8350 are capable of performing the entire IPsec protocol on-chip at multi-gigabit speeds, as well as the Internet Key Exchange (“IKE”) handshake, all in one device. Interfacing these devices to a system is straightforward as they sit at the Ethernet I/O between the Physical layer transceiver and the Ethernet MAC function.

        Network Processors. Hifn’s network processors (“NP”s) are programmable network processing devices optimized for performing high-touch packet and flow-based services at multi-gigabit line speeds. The deterministic processing capabilities of our NP is enabled through an embedded processor complex which consists of sixteen picoprocessors and more than eighty hardware coprocessors and accelerators. The dual-threaded picoprocessors are able to simultaneously process thirty-two packets in a Simultaneous Multi-Threading (“SMT”) execution model. The hardware coprocessors and accelerators perform a number of functions including classification, tree searches and frame forwarding, filtering and ordering, as well as frame manipulation, including checksum computation. The SMT “run-to-completion” execution model of the picoprocessors, combined with zero-overhead hardware-based thread switching, provides a single threaded programmer’s view on top of a multi-threaded, multi-processor platform.

        Hifn also offers a full suite of hardware and software tools giving additional value to our network processor product line. Our Advanced Software Offering (ASO), a comprehensive development package, provides customers with an established development platform, while reducing their time-to-market. ASO is a production-ready software package containing both control and data plane code as well as mature software development tools. With most of the common networking functions implemented in performance optimized code, ASO dramatically reduces development time and costs to help give network equipment OEMs the edge they need to stay ahead of the competition. We also offer reference designs and hardware that enable our customers to quickly bring to market routers, switches and network security appliances.

        Network Flow Classification Products. Hifn’s MeterFlow products provide comprehensive application identification to support the differentiation of business-critical application network traffic from other general-purpose network traffic. MeterFlow provides additional information on the performance of these application transactions and data flows in network equipment devices to support the deployment of integrated and differentiated services. These functions are the key to enabling stateful inspection firewalls, security, network address translation (“NAT”) and port address translation (“PAT”) transforms, QoS and CoS, and server load balancing in routers, switches and network security appliances. MeterFlow-based flow classification also enables monitoring, metering, billing, service level agreement (“SLA”) validation, and other statistics-gathering applications.

        Storage Enhancement Products. Hifn’s 9600, 9610, 9620 and 9630 high-performance compression processors provide the fastest known compression rates in the market today and typically increase storage capacity for customers by fifty percent. Additionally, the 96XX family offers customers high-assurance features for data integrity.

        A recent addition to Hifn’s compression solutions is the 9630HXL-PCIe, Virtual Tape Library (VTL), compression board. The 9630HXL-PCIe optimizes VTLs for backup and restore operations utilizing the industry standard LZS compression algorithm, while providing a high-assurance solution in an easy to integrate board.

        Evaluation (Reference) Boards. Delivering on our corporate goal of enabling our customers to get to market faster, we routinely design system-level boards that simulate actual end products or subsystems. The evaluation boards include basic hardware and software that enable customers to expedite their designs. Our customers can use the boards as a reference or they may incorporate portions of the evaluation board into their own products.

Technology

        Hifn’s multi-protocol packet processors, which are high-performance compression, encryption/compression and public key processors, our network processors and our network flow classification software have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

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

        Encryption, Data Authentication and Public Key Algorithms. Hifn develops high-performance implementations of industry standard encryption algorithms (e.g., Advanced Encryption Standard (“AES”), Data Encryption Standard (“DES”), Triple-DES and Alleged RC4 (“ARC4”)) and data authentication algorithms (e.g., Message Digest 5 (“MD5”) and Secure Hash Algorithm (“SHA1”)). Coupled with our patent ownership in compression, we are positioned to combine compression with encryption and data authentication as specified in the most widely used network security protocols, such as IPsec and PPTP. In addition, we also implement public key cryptography algorithms which are used in a wide variety of network security protocols. Public key cryptography algorithms implemented by us include the RSA-compatible and Diffie-Hellman algorithms as well as the RSA-compatible and DSA digital signature algorithms. Our semiconductor products, including the RSA-compatible public key cryptosystem and the ARC4 symmetric key encryption algorithms, are compatible with the corresponding algorithms from RSA Data Security, Inc.

        Flow Classification and Measurement Architectures. Our flow classification technology, MeterFlow, has enabled us to extend our reach into the packet processing area. This technology is a software solution for network equipment vendors and has seven patents issued and an additional fourteen (14) patents pending that cover the ability to discover applications within the content of network packets and flows. MeterFlow enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network, how network applications are performing and the effect they are having on network productivity. The flow classification solutions are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

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

Intellectual Property

        Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own twenty-four (24) United States patents and eight foreign patents. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, pattern matching and rate shaping technologies and have expiration dates ranging from 2006 to 2022. We also have three pending patent applications in the United States and a total of fifteen (15) in Europe, Asia and Australia covering flow classification, cryptographic packet processing and pattern matching. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our Success Depends Upon Protecting Our Intellectual Property.”

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

        Our products compete with products from companies such as Safenet, Inc., Broadcom Corporation, Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, Agere Systems and Applied Micro Circuits Corporation (AMCC). Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements with IBM, entered into in 1994, in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”), entered into in 1994, whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. The license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general-purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general-purpose microprocessors and other devices that attempt to perform all or a portion of the functions performed by our products.

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

Research and Development

        Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, substantial investments in research and development. Extensive product development input is obtained from customers and through our participation in industry organizations and standards setting bodies including the Internet Engineering Task Force (“IETF”), the Storage Networking Industry Association (“SNIA”), as well as the Optical Internetworking Forum and the Network Processing Forum.

        As of September 30, 2005, our research and development staff consisted of 153 employees. Our research and development expenditures were $21.7 million in the fiscal year ended September 30, 2005, $22.4 million in the fiscal year ended September 30, 2004 and $20.3 million in the fiscal year ended September 30, 2003, representing 47%, 53% and 99% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Carlsbad, California, Framingham, Massachusetts, Morrisville, North Carolina and Hangzhou, People’s Republic of China.

        The acquisition of pattern matching technology in September 2004, of certain assets of IBM in December 2003, of NetOctave in September 2002 and of Apptitude in August 2000 further strengthened our strategy of expanding our current markets with technologies that are complementary to our core competencies. The addition of the new hardware, software and intellectual property to our product portfolio enables us to continue to broaden our reach into potentially high-margin markets. For example, these acquisitions enable us to expand our product base to include converged security appliances, emerging storage security markets, high-performance IPsec, acceleration for firewall applications, bandwidth management, and QoS and CoS functionality.

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

        Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 49%, 41% and 23% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, represented 11%, 14% and 34% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, represented 10% and 14% of our net revenues for fiscal years ended September 30, 2005 and 2004, respectively. Our customers are not subject to any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. For example, during the three months ended September 30, 2005, a combined decrease of 38% in sales to Cisco and Huawei compared to the immediately preceding quarter resulted in significant reduction in our overall revenues and results of operations. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon A Small Number Of Customers.”

        Sales to customers within the United States totaled $16.2 million for 2005. Sales to customers outside the United States totaled $30.2 million, comprised of $18.8 million and $7.5 million in sales to Hong Kong and the rest of the Asia Pacific region, respectively, and $2.2 million in sales to North America and $1.7 million in sales to Europe and the Middle East combined.

        Hifn has a number of outbound marketing programs designed to inform network, security and storage equipment vendors about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, technical conferences, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, the Hifn website, our customer extranet site, electronic newsletters and direct mail distribution of our literature.

        Hifn has established a number of strategic partnerships for both the network- and storage-security processors. Hifn’s efforts with these partners range from market- and product-development to participating in joint marketing programs. Hifn will continue to partner with companies that offer complementary technologies and market strengths.

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

        We subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, IBM and Philips Semiconductor. These manufacturers were selected based on the breadth of available technology, quality, manufacturing capacity and support for design tools that we use. None of our products are currently manufactured by more than one supplier. However, in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we expect that we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

        We use mature and proven technology processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach also allows us to focus on providing differentiated functionality in our products. Our current main products are manufactured using .6, .4, .3, .25, .18 and .13 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the .13-micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

        For the foreseeable future. we intend to continue to rely on our subcontract manufacturers for substantially all of our manufacturing, assembly and test requirements. All of our subcontract manufacturers produce products for other companies. We do not have long-term manufacturing agreements with any of our subcontract manufacturers. Our subcontract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of our subcontract manufacturers.

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

Employees

        As of September 30, 2005, Hifn employed a total of 198 full-time employees. Of the total number of employees, 153 were employed in research and development, 21 in sales and marketing, eight in operations and 16 in finance and administration. Our employees are not represented by any collective bargaining agreement, we have never experienced a work stoppage and we believe our employee relations are good.

        The competition for technical personnel in the industry in which we operate is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. We believe our future success is heavily dependent upon our ability to hire and retain qualified personnel. To date, we believe we have been successful in recruiting qualified personnel, however, there is no assurance that we will continue to be successful in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — We Depend Upon Key Personnel.”

Available Information

        Financial and other information relating to the Company is available on our Company’s website at http://www.hifn.com. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”). Additionally, copies of materials filed by the Company with the SEC may be accessed at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330.

Item 2. Properties

        Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 19,900 square feet of space in Los Gatos, California, under a lease that expires in September 2009. We also lease other facilities, including 14,600 square feet of space for our design and operations center in Carlsbad, California, under a lease that expires in June 2010; 4,200 square feet of design space in Framingham, Massachusetts, under a lease that expires in November 2006; 3,400 and 11,300 square feet of design space in Morrisville, North Carolina, under leases that expire in March 2006 and April 2009, respectively; 11,900 square feet of design space in Hangzhou, People’s Republic of China under leases that expire February 2006 through November 2006; and small field sales offices in Charlotte, North Carolina and Westford, Massachusetts. Additionally, we have international field offices in Hong Kong, the United Kingdom and the Netherlands.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE AND OTHER OFFICERS OF HIFN

        The following table sets forth certain information concerning the executive and other officers of the Company as of September 30, 2005:

Name	Age	Position
Christopher G. Kenber	61	Chairman, President and Chief Executive Officer
William R. Walker	64	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	42	Vice President and Chief Technical Officer
Kamran Malik, Ph.D	53	Vice President of Engineering
Thomas A. Moore	48	Vice President of Sales, Marketing and Operations
Douglas L. Whiting, Ph.D	49	Chief Scientist and Director

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

        Russell S. Dietz has served as Vice President and Chief Technology Officer of Hifn since August 2000. Mr. Dietz is the primary architect of the MeterFlow and MeterWorks technologies. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force (IETF), the IEEE802 subcommittees and the Optical Internetworking Forum (OIF). Mr. Dietz serves as Chairperson and as a member of the Board of Directors of the Network Processing Forum where he was also the founding Hardware Working Group Chair. Mr. Dietz has been awarded five patents to date, all in the field of data communications traffic analysis and behavior.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Hifn’s Common Stock is traded on the Nasdaq National Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported sales prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low
Fiscal Year Ended September 30, 2005:
Fourth Quarter	$7.26	$5.13
Third Quarter	7.47	5.40
Second Quarter	9.33	7.06
First Quarter	9.42	6.70
Fiscal Year Ended September 30, 2004:
Fourth Quarter	$11.93	$7.09
Third Quarter	12.34	8.44
Second Quarter	18.88	10.77
First Quarter	13.19	7.36

        On December 5, 2005, the reported last sale price of Common Stock on the Nasdaq National Market was $5.77 per share and there were approximately 637 holders of record of our Common Stock.

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

Purchase of Equity Securities by the Issuer

        The following table provides information about the repurchase of our common stock during and through the year ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Stock Repurchase Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Stock Repurchase Plan
May 1 - May 31	422,700	$5.95	422,700	$7,484,000
June 1 - June 30	-	-	422,700	7,484,000
July 1 - July 30	120,200	6.14	542,900	6,745,000
August 1 - August 30	149,994	6.66	692,894	5,747,000

Total	692,894	6.14

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program will depend on market conditions and corporate and regulatory considerations. The purchase is funded from available working capital. The stock repurchase program expires on April 25, 2006.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$46,394	$42,142	$20,480	$21,791	$43,004
Costs and operating expenses:
Cost of revenues	14,798	11,957	6,567	6,413	13,828
Research and development	21,721	22,418	20,329	18,221	18,569
Sales and marketing	7,515	7,324	7,211	8,445	9,462
General and administrative	5,332	4,492	3,862	12,309	7,705
Amortization of intangibles and goodwill	3,296	3,062	1,319	10,480	11,093
Impairment of intangibles and goodwill	-	-	3,919	27,366	-
Purchased in-process research & development	-	4,230	-	1,137	-

Loss from operations	(6,268)	(11,341)	(22,727)	(62,580)	(17,653)
Interest income, net	1,193	525	566	1,067	2,700
Other income (expense), net	(51)	(52)	(22)	(72)	(64)
Provision for (benefit from) income taxes	90	-	(1,842)	6,014	(1,660)

Net loss	$(5,216)	$(10,868)	$(20,341)	$(67,599)	$(13,357)

Net loss per share, basic and diluted	$(0.38)	$(0.84)	$(1.89)	$(6.49)	$(1.32)
Weighted average shares outstanding, basic and diluted	13,887	12,993	10,741	10,417	10,141

	September 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$44,440	$50,032	$43,074	$54,666	$64,751
Total assets	66,451	76,242	52,821	72,279	126,810
Working capital	42,755	46,711	35,465	44,071	70,297
Total debt	-	-	-	-	-
Total stockholders' equity	56,756	64,229	41,117	56,656	119,835

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

Overview

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader that supplies most major network equipment manufacturers (“OEM”s) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities and development tools that help reduce time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”s), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

        Our encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products to improve the performance and capacity of a wide range of disk and tape back-up systems.

        Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and class of service (“CoS”), which enables businesses to enhance the effectiveness of their systems. Using QoS- or CoS-enabled network equipment, businesses can provide differentiated services to their customers or build new revenue streams based on available services. Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business and expands our product offerings to include programmable, yet deterministic, devices that perform computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services. We are building upon this architecture to deliver the next generation processors, which will continue to offer high-end performance and features, along with a comprehensive software development toolkit.

        Revenues from Cisco Systems, Inc., through its manufacturing subcontractor, represented 49%, 41% and 23% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Revenues from Quantum Corporation, through its manufacturing subcontractors, represented 11%, 14% and 34% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Revenues from Huawei Technologies, Inc., an OEM manufacturer of networking equipment, represented 10% and 14% of our net revenues for fiscal years ended September 30, 2005 and 2004, respectively. International sales comprised 65%, 68% and 67% of net revenues for fiscal 2005, 2004 and 2003, respectively, and we anticipate that international sales will continue to grow in the future.

        In September 2004, Hifn acquired intellectual property for $1.8 million in cash, including acquisition related costs. Assets acquired include developed and core technology and acquired workforce. In connection with this asset acquisition, in fiscal year 2005, we recognized $900,000 of research and development expense for the completion of certain development milestones at predefined deadlines.

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

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand. Consequently, certain long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million. During the fourth quarter of fiscal 2002, we determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, we significantly lowered our estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, was less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Accordingly, we estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. We recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their fair value. The remaining carrying value of goodwill at September 30, 2005 was approximately $1.0 million. We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” during the first quarter of fiscal 2003, which effectively replaces SFAS 121. In accordance with SFAS 142, the remaining carrying value of goodwill is not amortized, but is subject to annual impairment testing.

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

        Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers comprise primarily of OEMs and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party. At the time of shipment to distributors, we record a trade receivable for the purchase price based on the Company’s legally enforceable right to payment. Additionally, since legal right for the inventory transfers to the distributors, inventory is relieved at the carrying value of the products shipped. The related gross margin is recognized as a liability and recorded as deferred income.

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

        We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred software license revenue balance as of September 30, 2005 was $347,000 and included approximately $72,000 in exchange rights for unsold licenses.

        Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As a result of unfavorable economic conditions and decreased demand for semiconductor devices, in fiscal 2001, we recorded, as a charge to cost of sales, a provision for excess inventory of $3.4 million. In fiscal years 2005 and 2004, we recognized gross margin benefits of $137,000 and $560,000, respectively, as a result of the sale of inventories that had been previously written down. As of September 30, 2005, inventories of $2.1 million that were previously written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

        We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets, including property and equipment, acquired intangible assets and licensed intellectual property, whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the fourth quarter of fiscal 2003, the Company’s product plans changed as a result of a shift in customer feature requirements and demand. Consequently, long-lived and intangibles assets associated with terminated projects were impaired and a charge of $3.9 million was recorded. The impairment charge was based on the present value of management estimates of future cash flows. Changes in these estimates could have a material impact on the impairment charge and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        In accordance with SFAS 142, the value of goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. Other intangible assets will continue to be amortized over their useful lives. The carrying value of goodwill was approximately $1.0 million at September 30, 2005. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

        Use of Estimates. We estimate uncollectible accounts receivable at each reporting period. Specifically, we analyze the aging of accounts receivable, bad debt history, payment history, customer concentration, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, we review our accounts payable and accrued liabilities balances at each reporting period, and accrue liabilities as appropriate. Our analysis includes consideration of items such as product design and manufacturing activities, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending and anticipated changes in the cost of services.

        Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes, which involve estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. During fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. During fiscal 2002, we recorded a net tax expense of $6.0 million to establish a valuation allowance against deferred tax assets. Continuing losses in recent reporting periods increase the uncertainties regarding realizability of deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,
	2005	2004	2003
Net revenues:
Processors	91%	85%	83%
Software licenses and other	9	15	17

Total net revenues	100	100	100

Costs and operating expenses:
Cost of revenues - processors	31	27	30
Cost of revenues - software licenses and other	1	1	2
Research and development	47	53	99
Sales and marketing	16	17	35
General and administrative	11	11	19
Amortization of intangibles	7	8	7
Impairment of intangibles	-	-	19
Purchased in-process research & development	-	10	-

Total costs and operating expenses	113	127	211

Loss from operations	(13)	(27)	(111)
Interest and other income, net	2	1	3

Loss before income taxes	(11)	(26)	(108)
Provision for (benefit from) income taxes	-	-	(9)

Net loss	(11)%	(26)%	(99)%

Years Ended September 30, 2005, 2004 and 2003

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Year Ended September 30,
	2005		2004		2003		2005 vs.	2004 vs.
(dollars in thousands)	$	% of net revenues	$	% of net revenues	$	% of net revenues	2004 Change	2003 Change

Processors	$42,055	91%	$35,773	85%	$17,041	83%	18%	110%
Software licenses and other	4,339	9%	6,369	15%	3,439	17%	(32)%	85%

	$46,394	100%	$42,142	100%	$20,480	100%	10%	106%

        Net revenues increased by $4.3 million in fiscal 2005 as compared to fiscal 2004. The increase reflects the net effect of an increase in processor revenues of $6.3 million, offset by a decrease in software license and royalties of $2.0 million. The increase in processor revenues was attributable to increases in sales of network processors of $3.6 million and in sales of our data compression and encryption processor products of $2.7 million, resulting from higher volume of customer purchases. The average selling price of these processors remained at relatively the same levels. Therefore, the increase in processor revenues between the comparable periods is attributable to a combination of an increase in sales of network processors coupled with an overall increase in volume. The decrease in revenues from software license and royalties resulted from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Net revenues increased by $21.7 million in fiscal 2004 as compared to net revenues in fiscal 2003. The increase in net revenues reflects an increase in sales of data compression and encryption processors of $7.6 million coupled with incremental revenues of $11.2 million generated from the sale of network processors related to the technology acquired from IBM in the first quarter of fiscal 2004, as well as an increase in revenues from software licenses and royalties of $2.9 million.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 49%, 41% and 23% of revenues for fiscal years 2005, 2004 and 2003, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 11%, 14% and 34% of revenues in fiscal years 2005, 2004 and 2003, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 10% and 14% of revenues in fiscal years 2005 and 2004, respectively. No other customers accounted for more than 10% of revenues in the periods presented.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of the respective revenue category and the year-over-year change were as follows:

	Year Ended September 30,
	2005		2004		2003
(dollars in thousands)	$	% of revenue category	$	% of revenue category	$	% of revenue category	2005 vs. 2004 Change	2004 vs. 2003 Change

Processors	$14,246	34%	$11,477	32%	$6,138	36%	24%	87%
Software licenses and other	552	13%	480	8%	429	12%	15%	12%

	$14,798	32%	$11,957	28%	$6,567	32%	24%	82%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased two percentage points for fiscal 2005 as compared to the same period in fiscal 2004. The Company’s product offerings in fiscal 2005 included a higher proportion of network processors, which carry a higher cost, both in absolute dollars and as a percentage of revenues, as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. Cost of processor revenues as a percentage of net processor revenues decreased four percentage points for fiscal 2004 as compared to the same period in fiscal 2003 as a result of the mix of processor products sold during the respective periods. Additionally, because allocated cost of revenues overhead cost remained at relatively the same level in both 2004 and 2003, greater revenues in fiscal 2004 meant an overall decrease in cost as a percentage of revenues for fiscal 2004. During fiscal 2005, 2004 and 2003, we sold $139,000 and $560,000 and $780,000, respectively, in inventories that had previously been written down.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The increasing trend in such costs, in absolute dollars, is attributable to the increase in both the labor rates and the number of full-time-equivalent staff allocated to provide support and maintenance. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Research and Development.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Research & development expenses	$21,721	$22,418	$20,329	(3)%	10%
As a percentage of net revenues	47%	53%	99%

        Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $697,000 in fiscal 2005 as compared to fiscal 2004. The decrease is attributable to decreases of $478,000 in non-recurring engineering costs associated with tape-out, mask activities and qualification testing of products under development,

$214,000 in engineering and consulting services (which reflects the net effect of a reduction of $481,000 in consulting fees related to the transition and transfer of the technical designs of the IBM network processors and $633,000 in other services as outsourced projects were completed, offset by an increase of $900,000 in engineering services for milestone deliveries related to the pattern matching technology development), $587,000 in software tools and maintenance expense, which is a result of the consolidation of certain software tools and maintenance arrangements coupled with the termination of any such arrangements related to completed projects. These decreases were offset by an increase of $650,000 in salaries and benefits expense mainly as a result of a combination of higher average salary rates and twenty-three additional engineers during fiscal 2005.

        Research and development expenses increased $2.1 million in fiscal 2004 as compared to fiscal 2003 and mainly reflects an increase in consulting costs of $1.1 million, which is comprised of $545,000 in transition services costs related to the transfer of the technical designs of the IBM network processors, $430,000 in samples testing and new product development and $125,000 in costs related to the establishment of a network security laboratory in China. Additionally, salaries and benefits expense increased $874,000, including accrued severance costs of $370,000 related to a reduction in force in June 2004, and fourteen additional engineers during the period. Adding further to the increase was the purchase of low value engineering equipment for headcount additions and software tools aggregating $181,000 and an increase in engineering materials expense of $264,000 as a result of the timing of product testing and development. These increases were offset by a reduction in non-recurring engineering expenses of $578,000 as a result of the timing associated with tape-out, mask activities and product qualification testing.

        Research and development expenses in fiscal 2004 and 2003 also included amortization of deferred stock-based compensation related to the acquisition of Apptitude of $133,000 and $309,000, respectively.

        We expect our research and development expenses to increase in coming periods on an absolute basis as we continue to develop products targeted at meeting market needs. We currently have three projects in development with anticipated production dates ranging from mid-2006 through late 2007. However, we cannot assure that our product development programs will be successful or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Sales & marketing expenses	$7,515	$7,324	$7,211	3%	2%
As a percentage of net revenues	16%	17%	35%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $191,000 in fiscal 2005 over the same period in fiscal 2004. The increase is the net effect of an increase in salaries and benefits of $128,000 due to salary increases in connection with the employee performance reviews at the beginning of the fiscal year coupled with an increase of $66,000 in travel expenses as a result of increased international and sales conference related travels.

        The increase in sales and marketing expenses in fiscal 2004 of $113,000 over the same period in fiscal 2003. The increase primarily reflects the net effect of an increase in sales representative commissions of $484,000, due to a higher level of sales made through sales representatives and the cost of terminating a sales representative arrangement, and $114,000 in sales conference and travel expenses, offset by a decrease in allocated building expenses of $266,000 and in salaries and benefits costs of $204,000, corresponding with reduced headcount.

        General and Administrative.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
General & administrative expenses	$5,332	$4,492	$3,862	19%	16%
As a percentage of net revenues	11%	11%	19%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $840,000, primarily as a result of an increase in accounting and outside consulting services costs of $672,000 for work related to internal control documentation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in salaries and benefits of $168,000 in connection with the employee performance reviews at the beginning of the fiscal year.

        The increase in general and administrative expenses in fiscal 2004 as compared to fiscal 2003 of $630,000 were a result of increases in salaries and benefits expenses of $277,000, in legal expenses of $175,000 mainly due to costs related to patent applications and processing and in accounting expenses of $178,000 related to accounting services for foreign offices and for services related to the transition of the IBM network processor customers into Hifn.

        Amortization of Intangibles.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Amortization of intangibles	$3,296	$3,062	$1,319	8%	132%
As a percentage of net revenues	7%	8%	7%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles increased $234,000 in fiscal 2005 as compared to fiscal 2004. The increase is the net effect of an increase of $580,000 in amortization of developed and core technology related to the pattern matching technology assets acquired in September 2004, offset by a reduction in amortization of previously capitalized intangible assets related to the Apptitude and NetOctave asset acquisitions as they reached their estimated useful lives.

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

        Impairment of Intangibles.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Impairment of intangibles	$-	$-	$3,919	-	(100)%
As a percentage of net revenues	-	-	19%

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand. Consequently, intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million to write down developed and licensed technologies.

        Purchased In-Process Research and Development.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Purchased in-process research & development	$-	$4,230	$-	(100)%	n.a.
As a percentage of net revenues	-	10%	-

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

        Interest and Other Income, Net.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Interest income	$1,264	$580	$566	118%	2%
Interest expense	(71)	(55)	-	29%	n.a.
Other expense, net	(51)	(52)	(22)	(2)%	136%

Interest & other income, net	$1,142	$473	$544	141%	(13)%

As a percentage of net revenues	2%	1%	3%

        Interest and other income, net, increased $669,000 in fiscal 2005 as compared to fiscal 2004 and decreased $71,000 in fiscal 2004 as compared to fiscal 2003. The increase in fiscal 2005 was primarily a result of a higher average cash balance during the period due to additional cash generated from the private financing completed in February 2004 as well as the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates. The decrease in net interest income in fiscal 2004 as compared to fiscal 2003 was the result of a shift in the investment mix from stock instruments to commercial paper and municipal bonds, lower average cash and short-term investments balance during the period as well as a decrease in market interest rates.

        Income Taxes.

	Year Ended September 30,			2005 vs. 2004	2004 vs. 2003
(dollars in thousands)	2005	2004	2003	Change	Change
Provision for (benefit from) income taxes	$90	$-	$(1,842)	n.a.	(100)%
As a percentage of net revenues	Less than 1%	-	9%

        We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the years ended September 30, 2005 and 2004. The provision for income taxes for fiscal 2005 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Net cash used in operating activities	$(1,479)	$(6,351)	$(11,479)
Net cash provided by (used in) operating activities	10,807	(50,913)	(1,473)
Net cash provided by (used in) financing activities	(2,965)	33,000	972

Net increase (decrease) in cash and cash equivalents	$6,363	$(24,264)	$(11,980)

        Operating Activities. Cash used in operating activities was $1.5 million for fiscal 2005 resulting from net loss during the period of $5.2 million, adjusted for non-cash items including depreciation and amortization of $1.5 million, amortization of intangibles related to acquired technologies of $3.3 million and the net change in assets and liabilities comprised of a decrease in accounts receivable of $582,000 reflecting lower revenue levels during the last month of fiscal 2005 as compared to the last month of fiscal 2004, a decrease in prepaid expenses and other current assets of $185,000 due to reductions in prepaid rent resulting from the overall decrease in facility square footage and monthly rental cost and in prepaid maintenance and licenses resulting from the non-renewal of license and maintenance arrangements related to completed projects and an increase in accrued expenses and other current liabilities of $262,000 reflecting the net effect of an increase in deferred income and revenues, which relate to the timing of customer purchases of license and maintenance contracts amortizable over the service or license term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization. Contributing to cash used in operations was an increase in inventories of $85,000, an increase in other assets of $163,000 related to licensed technologies for integration into products under development and a decrease in accounts payable of $1.9 million as a result of the timing of purchases of inventory and software maintenance tools.

        In fiscal 2004, net cash used in operating activities was $6.4 million and was the result of net loss of $10.9 million, adjusted for non-cash items including purchased in-process research and development of $4.2 million, depreciation and amortization of $2.0 million, amortization of intangibles related to acquired technologies of $3.1 million, which includes $2.4 million in amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $138,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as an increase in accounts payable of $1.7 million attributable to purchases of inventory, corresponding with increased revenues. These adjustments were offset by increases in accounts receivable of $3.0 million and inventories of $1.6 million as a result of increased revenues. Also contributing to net cash used in operating activities was an increase in other assets of $415,000 related to licensed technologies for integration into products under development and a decrease in accrued expenses and other current liabilities of $1.9 million as a result of a reduction in deferred revenues and accrued non-recurring engineering costs.

        In fiscal 2003, net cash used in operating activities of approximately $11.5 million was comprised of net loss as adjusted for non-cash items including provision for the impairment of intangibles of $3.9 million, amortization of intangibles and of deferred stock compensation of $2.7 million, depreciation and amortization costs of $2.3 million and decreases in prepaids and other current assets of $1.0 million, in inventories of $349,000 and an increase in accounts payable of $186,000. These adjustments were offset by an increase in accounts receivable of $527,000 and in other assets of $513,000 and a decrease in accrued expenses and other current liabilities of $630,000.

        Investing Activities. Net cash provided by investing activities in fiscal 2005 of $10.8 million reflects the net sale of short-term investments of $12.0 million as the Company shifted its portfolio mix from government agency obligations to higher-yielding instruments like corporate obligations and commercial paper as interest rates were increasing, and the purchase of property and equipment of $1.2 million for office and computer equipment. Net cash used in investing activities in fiscal 2004 of $50.9 million reflects the purchase of certain assets and intellectual property for $18.7 million, including $15.9 million related to the IBM network processor product line and $1.8 million related to the purchase of pattern matching technology, the net purchase of short-term investments of $31.3 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $931,000. Cash used in investing activities in fiscal 2003 was $1.5 million, resulting from the net purchase of short-term investments of $388,000 and the acquisition of $1.1 million in property and equipment. The Company anticipates its property and equipment purchases in fiscal year 2006 will approximate those in the preceding three years.

        Financing Activities. Cash used in financing activities in fiscal 2005 was $3.0 million and was the result of the repurchase of approximately 693,000 of our outstanding common stock for $4.3 million and installment payments on acquired software licenses of $696,000 offset by cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $2.0 million. Cash provided by financing activities in fiscal 2004 was $33.0 million and was comprised of net proceeds from the private placement financing of $30.9 million, cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $3.0 million offset by installment payments on acquired software licenses of $892,000. On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The net proceeds are being used for working capital and general corporate purposes, and may be used for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. The shares were issued and paid for on February 6, 2004. Cash provided by financing activities in fiscal 2003 of $972,000 reflects proceeds from stock option exercises and stock purchase plan purchases of $1.7 million offset by installment payments on acquired software licenses of $775,000.

        The Company’s inventory balance at September 30, 2005 reflected an increase of $85,000 as compared to the balance as of September 30, 2004. The increase in inventory was a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s inventory turns for the year ended September 30, 2005 were 6.8 times as compared to 9.5 times for the year ended September 30, 2004. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, decreased $582,000 to $5.1 million, as of September 30, 2005, reflecting lower customer purchase levels and revenues in September 2005 as compared to September 2004.

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

        Common Stock Repurchase. On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under the program depends upon market conditions and corporate and regulatory considerations. The purchase is funded from available working capital. The stock repurchase program expires on April 25, 2006. During fiscal 2005, the Company repurchased 692,894 shares under the program at a cost of $4.3 million

Contractual Obligations

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2005 are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$6,281	$1,944	$3,083	$1,254	$-
Inventory purchases	2,585	2,585	-	-	-
Non-recurring engineering expenses	2,252	2,252	-	-	-

Totals	$11,118	$6,781	$3,083	$1,254	$-

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of September 30, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

        We are unable to determine the rate or extent to which the network equipment and storage markets will grow, if at all. Additionally, if we are unable to penetrate the virtual private network, network processor or iSCSI markets, or if these markets may fail to develop, our business, financial condition and results of operations could suffer. Any decrease in the growth of the network or storage equipment market, a decline in demand for our products or our inability to penetrate new markets could harm our business, financial condition and results of operations.

Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.

        Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 49%, 41% and 23% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, represented 11%, 14% and 34% of our net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, represented 10% and 14% of our net revenues for fiscal year ended September 30, 2005 and 2004, respectively.

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. A decline in our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended September 30, 2005, sales to Huawei and Cisco decreased 83% and 26%, respectively, over revenues generated from each respective customer in the preceding quarter, significantly affecting the Company’s revenue levels and results of operations for the quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Face Risks Associated With The Integration Of The IBM Network Processor Product Line Into Our Business.

        On December 31, 2003, we acquired certain assets and intellectual property related to the IBM network processor product line. Prior to our acquisition of these assets, we understand IBM informed its customers that it was discontinuing selected research and development activities in connection with the assets and would not be developing any related follow-on products with respect to the products associated with the acquired assets. While the Company has, to date, been able to retain the customer in existence for the network processors as of the time of the acquisition, there can be no assurance that the established customer base will continue to purchase the products based on the acquired assets from us or maintain their relationship with us in the future for follow-on products. If we fail to maintain the established customer base, we may not be able to maintain the revenue and profit performance levels that IBM established with respect to these products. Loss of the established customer base could negatively impact our results of operations, business and financial condition.

        Additionally, our success in integrating the acquired assets and intellectual property into our business depends upon our ability to merge the acquired assets into our ongoing and future operations, including maintaining a continuing relationship with IBM’s established customer base and our third party supplier, in this case, IBM. Without the successful integration of this significant asset acquisition, there can be no assurance that we will be able to maintain the revenue and profit performance levels we have experienced thus far with the existing network processors. If we fail to integrate the follow-on products into our operations successfully, our business, financial condition and results of operations could suffer.

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

Our Markets Are Highly Competitive.

        We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as SafeNet, Inc., Broadcom Corporation, Cavium Networks, Freescale Technologies, Inc., Intel Corporation, Agere Systems and Applied Micro Circuits Corporation. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned to us its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Success Depends Upon Protecting Our Intellectual Property.

        Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-four (24) United States patents and eight foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2006 to 2022. We also have three pending patent applications in the United States and a total of fifteen (15) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Depend Upon Key Personnel.

        Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. We have recently entered into severance and change of control agreements with our executive and other officers, however, there can be no assurance that such personnel will necessarily remain with the Company. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel has, in the past, been intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

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

The Common Stock Sold In Our Private Offering Increased, While The Common Stock Purchased Under Our Repurchase Program Decreased, The Supply Of Our Common Stock On The Public Market, Which May Cause Our Stock Price To Decline.

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

        On April 25, 2005, our Board of Directors authorized a stock repurchase program for the repurchase shares of the Company’s Common Stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The stock repurchase program expires on April 25, 2006. In fiscal year 2005, the Company repurchased a total of 692,894 shares under the program, which shares have been held in treasury stock, at a cost of $4.3 million. The increase or decrease in our levels of repurchase could affect the market price of our Common Stock.

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired Our Financial Condition and Results of Operations May Suffer.

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of September 30, 2005. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS 123(R), as amended on April 14, 2005, is for annual periods beginning after June 15, 2005 and will be implemented by the Company in the first quarter of fiscal 2006. The Company will recognize stock-based compensation expense on a straight-line basis over the requisite service period using the modified prospective method. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS 123(R) will have a significant adverse impact on the results of operations of the Company, although it will have no impact on the overall financial position. The precise impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions were zero for all periods presented.

        In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the implementation of SFAS 123(R) “Share-Based Payment” (see discussion below). In particular, SAB 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123(R). The Company will apply the principles of SAB 107 in conjuntion with its adoption of SFAS 123(R).

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets—an Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In November 2004, the FASB issued Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs—an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. We maintain a conservative investment policy, which focuses on safety and principal preservation of our invested funds. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2005 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. To date, we have not incurred gains and losses from such fluctuations.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	43-44
Consolidated Balance Sheets as of September 30, 2005 and 2004	45
Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003	46
Consolidated Statements of Stockholders' Equity for the years ended September 30, 2005, 2004 and 2003	47
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003	48
Notes to Consolidated Financial Statements	49-64
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004 and 2003	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of hi/fn, inc.:

        We have completed an integrated audit of hi/fn, inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 14, 2005

HIFN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,179	$16,816
Short-term investments	21,261	33,216
Accounts receivable, net of allowance for doubtful
accounts of $104 and $259, respectively	5,071	5,653
Inventories	2,136	2,051
Prepaid expenses and other current assets	803	988

Total current assets	52,450	58,724
Property and equipment, net	1,846	1,737
Intangible assets, net	10,042	13,338
Other assets	2,113	2,443

	$66,451	$76,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,743	$4,323
Accrued expenses and other current liabilities	7,952	7,690

Total current liabilities	9,695	12,013

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
14,215,000 and 13,868,000 shares issued and 13,522,000 and
13,868,000 shares outstanding, respectively	14	14
Additional paid-in capital	163,484	161,500
Accumulated other comprehensive loss	(38)	(50)
Accumulated deficit	(102,451)	(97,235)
Treasury stock, 693,000 and 0 shares, respectively, at cost	(4,253)	-

Total stockholders' equity	56,756	64,229

	$66,451	$76,242

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2005	2004	2003
Net revenues:
Processors	$42,055	$35,773	$17,041
Software licenses and other	4,339	6,369	3,439

Total net revenues	46,394	42,142	20,480

Costs and operating expenses:
Cost of revenues - processors	14,246	11,477	6,138
Cost of revenues - software licenses and other	552	480	429
Research and development	21,721	22,418	20,329
Sales and marketing	7,515	7,324	7,211
General and administrative	5,332	4,492	3,862
Amortization of intangibles	3,296	3,062	1,319
Impairment of intangibles	-	-	3,919
Purchased in-process research & development	-	4,230	-

Total costs and operating expenses	52,662	53,483	43,207

Loss from operations	(6,268)	(11,341)	(22,727)
Interest income	1,264	580	566
Interest expense	(71)	(55)	-
Other expense, net	(51)	(52)	(22)

Loss before income taxes	(5,126)	(10,868)	(22,183)
Provision for (benefit from) income taxes	90	-	(1,842)

Net loss	$(5,216)	$(10,868)	$(20,341)

Net loss per share:
Basic and diluted	$(0.38)	$(0.84)	$(1.89)

Shares used in computing net loss per share:
Basic and diluted	13,887	12,993	10,741

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Deferred Stock- Based Compen-	Additional Paid-In	Accumulated Other Compre-	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	sation	Capital	hensive Loss	Deficit	Stock	Equity
Balance at September 30, 2002	10,492	$10	$(593)	$123,265	$-	$(66,026)	$-	$56,656
Issuance of common stock upon
exercise of options	249	1	-	965	-	-	-	966
Amortization of deferred stock-
based compensation	-	-	355	-	-	-	-	355
Reduction in deferred
stock-based compensation due to
terminations	-	-	100	(100)	-	-	-	-
Issuance of common stock for
class action litigation settlement	285	-	-	2,700	-	-	-	2,700
Issuance of common stock under
employee stock purchase plan	175	-	-	781	-	-	-	781
Net loss	-	-	-	-	-	(20,341)	-	(20,341)

Balance at September 30, 2003	11,201	11	(138)	127,611	-	(86,367)	-	41,117
Net loss	-	-	-	-	-	(10,868)	-	(10,868)
Unrealized loss on financial
instruments	-	-	-	-	(50)	-	-	(50)

Comprehensive loss								(10,918)

Issuance of common stock upon
exercise of options	361	1	-	2,475	-	-	-	2,476
Amortization of deferred stock-
based compensation	-	-	138	-	-	-	-	138
Issuance of common stock in
relation to private placement
financing, net of $2,100 in
issuance costs	2,200	2	-	30,868	-	-	-	30,870
Issuance of common stock under
employee stock purchase plan	106	-	-	546	-	-	-	546

Balance at September 30, 2004	13,868	14	-	161,500	(50)	(97,235)	-	64,229
Net loss	-	-	-	-	-	(5,216)	-	(5,216)
Unrealized gain on financial
instruments	-	-	-	-	12	-	-	12

Comprehensive loss								(5,204)

Repurchase of common stock,
at cost	(693)	-	-	-	-	-	(4,253)	(4,253)
Issuance of common stock upon
exercise of options	161	-	-	962	-	-	-	962
Issuance of common stock under
employee stock purchase plan	186	-	-	1,022	-	-	-	1,022

Balance at September 30, 2005	13,522	$14	$-	$163,484	$(38)	$(102,451)	$(4,253)	$56,756

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(5,216)	$(10,868)	$(20,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,544	2,049	2,274
Write-down of fixed assets	-	-	25
Loss on disposal of fixed assets	-	175	-
Amortization of intangible assets	3,296	3,062	2,313
Impairment of intangible assets	-	-	3,919
Amortization of deferred stock-based compensation	-	138	355
Purchased in-process research and development	-	4,230	-
Allowance for doubtful accounts	-	57	75
Changes in assets and liabilities:
Accounts receivable	582	(2,995)	(527)
Inventories	(85)	(1,629)	349
Prepaid expenses and other current assets	185	37	1,036
Other assets	(163)	(415)	(513)
Accounts payable	(1,884)	1,699	186
Accrued expenses and other current liabilities	262	(1,891)	(630)

Net cash used in operating activities	(1,479)	(6,351)	(11,479)

Cash flows from investing activities:
Sales of short-term investments	41,948	28,508	1,606
Purchases of short-term investments	(29,981)	(59,780)	(1,994)
Purchases of intellectual property	-	(18,710)	-
Purchases of property and equipment	(1,160)	(931)	(1,085)

Net cash provided by (used in) investing activities	10,807	(50,913)	(1,473)

Cash flows from financing activities:
Proceeds from issuance of common stock for stock option
exercises and employee stock purchase plan, net	1,984	3,022	1,747
Proceeds from issuance of common stock in relation
to private placement financing, net of costs	-	30,870	-
Repurchase of common stock, at cost	(4,253)	-	-
Installment payments on acquisition of software licenses	(696)	(892)	(775)

Net cash provided by (used in) financing activities	(2,965)	33,000	972

Net increase (decrease) in cash and cash equivalents	6,363	(24,264)	(11,980)
Cash and cash equivalents at beginning of period	16,816	41,080	53,060

Cash and cash equivalents at end of period	$23,179	$16,816	$41,080

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as the “Company” or “Hifn”) is a network- and storage-security market leader that supplies most major network equipment manufacturers (“OEM”s) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. The Company’s network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”s), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices. The Company’s operating activities are primarily in the United States and revenues are generated from sales to customers in the United States, Asia and Europe.

        On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The shares were issued and paid for on February 6, 2004. Net proceeds from the private placement are being used for working capital and general corporate purposes, as well as for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings.

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The purchases are funded from available working capital. The stock repurchase program expires on April 25, 2006. In fiscal year 2005, the Company repurchased a total of 692,894 shares under the program, which shares are held in treasury stock, at a cost of $4.3 million.

        The Company has an accumulated deficit of $102.5 million as of September 30, 2005 and has incurred a net loss of $5.2 million during the year ended September 30, 2005. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International, and its subsidiary, Saian Microsystems, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including those in relation to revenue recognition, allowance for doubtful accounts, valuation of financial instruments, valuation of long-lived assets and goodwill, asset impairment, inventory valuation including excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments consist primarily of commercial paper with maturities less than 90 days, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

        The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in corporate and government agency obligations and commercial paper. At September 30, 2005, all short-term investments were classified as available-for-sale and carried at market value. Realized gains or losses are determined based on specific identification and are reflected in interest income. Realized gains or losses were not significant in fiscal 2005, 2004 and 2003. Net unrealized gains or losses are recorded directly in stockholders’ equity as other comprehensive income or loss.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s cash equivalents and short-term investments are invested in commercial paper and corporate and government agency obligations with high credit quality financial institutions.

        Substantially all of the Company’s customers are OEMs or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2005, three customers accounted for 32%, 15% and 12%, respectively, of total accounts receivable. The same three customers accounted for 17%, 11% and 11%, respectively, and two other customers accounted for 36% and 10%, respectively, of total accounts receivable at September 30, 2004. Management believes that its credit policies which include credit evaluations of customers and, where necessary, imposition of stricter credit restrictions, substantially mitigate such concentrated credit risk. Allowance for doubtful accounts is determined based upon specific identification of potentially uncollectible accounts. Bad debt expenses were not significant in fiscal 2005, 2004 and 2003.

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

Long-Lived Assets and Goodwill

        Identifiable finite lived intangible assets are generally comprised of purchased intellectual property, core technology, workforce and patents, and are amortized on a straight-line basis over the estimated useful lives of the assets. Such useful lives range from two to five years. The Company evaluates the recovery of finite lived intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The assessment of possible impairment is based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the estimated fair value of such assets. If we determine that the carrying value may not be recoverable, we measure impairment by using the projected discounted cash flow method.

        During the fourth quarter of fiscal 2003, our product plans changed as a result of a shift in customer feature requirements and demand and, as a result, we concluded that impairment indicators existed and that certain long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $3.9 million to write down developed and licensed technologies. During the fourth quarter of 2002, prior to the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company also determined that customer preferences with respect to the architecture upon which the Apptitude technology would be delivered had shifted. As a result, management significantly lowered its estimates of expected future revenues and cash flows from the Apptitude technology. The expected future cash flows, undiscounted and without interest charges, were less than the carrying amount of the assets associated with Apptitude and an impairment charge was triggered under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Accordingly, the Company estimated the fair value of the Apptitude assets, using the present value of estimated expected future cash flows and a discount rate commensurate with the risks involved. The Company recorded an impairment charge of $27.4 million, representing the amount by which the carrying amount of the goodwill and developed technology exceeded their estimated fair value.

        The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. As of September 30, 2005, the Company has goodwill of $1.0 million. With the issuance by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead tested for impairment annually and whenever events or circumstances occur that indicate possible impairment. The Company performs its annual impairment testing each May 31. The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net asset value.

Revenue Recognition

        The Company derives revenue from the sale of processors and software license fees to OEMs and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivable is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party. At the time of shipment to distributors, the Company records a trade receivable for the purchase price based on the Company’s legally enforceable right to payment. Additionally, since legal right for the inventory transfers to the distributors, inventory is relieved at the carrying value of the products shipped. The related gross margin is recognized as a liability and recorded as deferred income.

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

Research and Development Costs

        Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2005 or 2004.

Stock-Based Compensation

        The Company accounts for its employee stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure” are as follows:

	Year Ended September 30,
	2005	2004	2003
	(dollars in thousands)
Net loss:
As reported	$(5,216)	$(10,868)	$(20,341)
Add: stock-based employee compensation
recorded in the Statement of Operations	-	138	355
Less: fair value of stock-based
employee compensation	(10,682)	(8,003)	(11,151)

Pro forma	$(15,898)	$(18,733)	$(31,137)

Net loss per share:
Basic and diluted
As reported	$(0.38)	$(0.84)	$(1.89)
Pro forma	(1.14)	(1.44)	(2.90)

        The fair value of stock-based employee compensation for fiscal 2005 includes approximately $6.6 million related to the accelerated vesting of stock options on August 23, 2005. See Note 8 for discussions on the accelerated vesting of stock options and the assumptions used in computing the fair value of option grants for purposes of these disclosures.

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

Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The effective date for SFAS 123(R), as amended on April 14, 2005, is for annual periods beginning after June 15, 2005 and will be implemented by the Company in the first quarter of fiscal 2006. The Company will recognize stock-based compensation expense on a straight-line basis over the requisite service period using the modified prospective method. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” The adoption of SFAS 123(R) will have a significant adverse impact on the results of operations of the Company, although it will have no impact on the overall financial position. The precise impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such excess tax deductions were zero for all periods presented.

        In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the implementation of SFAS No. 123(R) (see discussion above). In particular, SAB 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to the adoption of SFAS 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123(R). The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets—an Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

        In November 2004, the FASB issued Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs—an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 — ACQUISITIONS

Asset Acquisition

        In September 2004, the Company acquired certain technology related to a pattern matching core for $1.8 million in cash. The purchase price of the acquisition, which included $40,000 in estimated acquisition related costs, was allocated by management to the identifiable assets as follows (in thousands):

Developed and core technology	$1,788
Workforce	52

$1,840

        The identified assets are being amortized on a straight-line basis over a period of three years for developed and core technology and two years for the acquired workforce. The purchase agreement also provided for additional cash payments aggregating $900,000, contingent upon achievement of certain development milestones at predefined deadlines. In connection with the delivery of the development milestones, the Company recognized $900,000 as research and development cost in fiscal 2005.

        In April 2004, the Company acquired certain assets and intellectual property related to processor technology for $1.0 million in cash. The purchase price of the acquisition was allocated by management to the acquired undeveloped embedded processor core and the related development workforce as follows (in thousands):

Workforce	$107
Purchased in-process research and development	893

$1,000

        The acquired workforce is recorded on the balance sheet as an intangible asset and is being amortized on a straight-line basis over an estimated useful life of two years. The amount allocated to purchased in-process research and development was determined based on established valuation methods and was expensed at the time of the acquisition as a one-time charge because technological feasibility had not been established and no alternative future uses exist. The fair value of the in-process technology was determined using the cost method, which estimates the cost of developing a similar technology at prices applicable at the time of the appraisal.

        In December 2003, the Company acquired certain assets, intellectual property and technical designs related to International Business Machines Corporation (“IBM”)’s network processor product line for approximately $15.9 million in cash, which included $200,000 in estimated acquisition related costs. The purchase price was allocated by management to assets acquired based on their fair values as follows (in thousands):

Developed and core technology	$11,769
Contract backlog	649
Fixed assets	48
Inventory	67
Purchased in-process research and development	3,337

$15,870

        The acquired backlog, developed and core technology are recorded on the balance sheet as intangibles and other assets. Acquired backlog was fully amortized by the end of fiscal 2004 based upon fulfillment of the identifiable backlog. Developed and core technology is amortized on a straight-line basis over their estimated useful life of five years.

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

NOTE 4 — BALANCE SHEET DETAILS

		September 30,
		2005	2004
		(in thousands)
Property and equipment:
Computer equipment		$7,208	$6,357
Furniture and fixtures		1,050	1,020
Leasehold improvements		1,043	937
Office equipment		896	758

		10,197	9,072
Less: accumulated depreciation		(8,351)	(7,335)

		$1,846	$1,737

Intangible assets:
Developed and core technology		$17,460	$17,460
Workforce		413	413
Patents		600	600

		18,473	18,473
Less: accumulated amortization		(9,460)	(6,164)

		9,013	12,309
Goodwill		1,029	1,029

		$10,042	$13,338

The estimated future amortization expense related to intangible assets as of
September 30, 2005 is as follows:
Fiscal year ending September 30,
2006	$3,160
2007	2,910
2008	2,354
2009	589

Total estimated amortization	$9,013

Other assets:
Design tools and other licensed intellectual property		$1,768	$2,100
Refundable deposits		345	343

		$2,113	$2,443

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,785	$2,530
Accrued non-recurring engineering costs		2,883	1,819
Compensation and employee benefits		1,857	1,963
Deferred revenue		976	692
Income taxes payable		90	-
Other		361	686

		$7,952	$7,690

NOTE 5 — SHORT-TERM INVESTMENTS

        Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

	September 30, 2005				September 30, 2004
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
	(in thousands)
Corporate securities	$7,766	$-	$(24)	$7,742	$2,910	$-	$(11)	$2,899
Government agency obligations	2,398	-	(3)	2,395	27,636	-	(36)	27,600
Money market securities	33,402	1	(12)	33,391	18,236	-	(3)	18,233

Total available-for-sale securities	$43,566	$1	$(39)	$43,528	$48,782	$-	$(50)	$48,732

        The classification and contractual maturities of available-for-sale securities is as follows:

	September 30,
	2005	2004
	(in thousands)
Included in:
Cash and cash equivalents	$22,267	$15,516
Short-term investments	21,261	33,216

	$43,528	$48,732

Contractual maturities:
Due in less than one year	$43,528	$47,732
Due after one through two years	-	1,000

	$43,528	$48,732

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

        Outstanding options to purchase shares of common stock and their weighted shares equivalents were excluded from the computation of diluted earnings because of their anti-dilutive impact to the following periods:

	Year Ended September 30,
	2005	2004	2003
Outstanding options to purchase common stock	4,161,531	4,159,770	3,593,946
Weighted average exercise price	$10.50	$11.13	$11.14

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$76	-	$-
Cash paid during the year for income taxes	71	11	8
Cash received during the year from refund of income taxes	64	174	2,660
Supplemental non-cash investing and financing activities:
Common stock issued in settlement of class action litigation	-	-	2,700
Acquisition of software licenses	-	1,393	-

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

        In connection with the acquisition of Apptitude in August 2000, the Company assumed the stock option plan of Apptitude (the “Apptitude Plan”). A total of 687,142 shares of the Company’s Common Stock were reserved for issuance under the Apptitude Plan. Options assumed under the Apptitude Plan that are subsequently cancelled are not eligible for reissuance and, accordingly, have no effect on the number of options available for grant.

        In February 2001, the Board of Directors of the Company adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”) whereby 1,500,000 shares of the Company’s Common Stock were reserved for issuance pursuant to nonqualified stock options. In June 2002, an additional 500,000 shares were authorized for issuance under the 2001 Plan. The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company.

Accelerated Vesting of Stock Options

        On August 23, 2005, the Company’s Board of Directors approved the vesting acceleration of unvested, “out-of-the-money” stock options awarded to employees and officers under its 1996 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the effectiveness SFAS No. 123(R) of approximately $5.0 million, and because many of the outstanding options have exercise prices in excess of current market values, thereby, not fully achieving their original objectives of incentive compensation and employee retention. A total of 1,011,000 shares were accelerated under the program, with exercise prices ranging from $7.22 to $18.58, and a weighted average exercise price of $9.68. Options held by non-employee directors were excluded from the vesting acceleration. Additionally, a holding period was imposed on 172,400 shares underlying the accelerated options held by the Company’s executive officers which effectively requires executive officers to refrain from selling any shares acquired upon the exercise of the options until the date on which the shares would have vested under the options’ original vesting terms of four years.

        The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price (per share) of Options Outstanding
Balance at September 30, 2002	2,060,612	3,439,366	$ 12.91
Additional shares authorized	500,000
Options granted	(900,574)	900,574	4.74
Options exercised	-	(248,851)	3.88
Options cancelled	474,731	(497,143)	15.42

Balance at September 30, 2003	2,134,769	3,593,946	11.14
Options granted	(1,277,878)	1,277,878	10.42
Options exercised	-	(361,145)	6.85
Options cancelled	350,909	(350,909)	13.00

Balance at September 30, 2004	1,207,800	4,159,770	11.13
Options granted	(549,600)	549,600	7.50
Options exercised	-	(161,293)	5.96
Options cancelled	358,611	(386,546)	15.00

Balance at September 30, 2005	1,016,811	4,161,531	10.50

        The following table summarizes options outstanding at September 30, 2005 and related weighted average exercise prices and lives as follows:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
$0.60 - $4.12	510,570	5.55	$ 3.59	509,320	$ 3.58
4.82 - 6.00	443,769	6.03	5.34	367,360	5.29
6.01 - 6.66	589,816	5.44	6.60	513,277	6.65
6.74 - 8.99	687,318	8.68	7.92	527,080	8.12
9.00 -10.94	722,025	8.43	9.99	722,025	9.99
11.01 -13.94	313,535	7.00	12.45	300,533	12.50
14.69 -15.99	491,958	5.98	15.00	491,958	15.00
16.00 -19.00	219,320	6.03	16.34	219,320	16.34
26.75 - 49.94	162,220	4.48	35.57	162,220	35.57
69.88 - 125.50	21,000	4.10	109.61	21,000	109.61

0.60 - 125.50	4,161,531	6.74	10.50	3,834,093	10.82

        Options exercisable as of September 30, 2005 include 172,400 shares, with a weighted average exercise price of $10.88, related to accelerated options held by the Company’s executive officers for which a holding period was imposed as described above. Options exercisable as of September 30, 2004 and 2003 were 2,519,077 and 2,202,635, respectively, with weighted average exercise prices of $11.81 and $12.00, respectively.

        The following information relates to the options granted and the assumptions used to determine the fair value of each stock option granted during the respective periods:

	Year Ended September 30,
	2005	2004	2003
Weighted average fair value of options granted	$3.63	$6.16	$3.09
Estimated life	3.24 years	3.74 years	4.0 years
Risk-free interest rate	3.61%	3.00%	2.49%
Expected stock price volatility	59.1%	77.7%	90.0%
Dividend yield	0.00%	0.00%	0.00%

Employee Stock Purchase Plan

        In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 900,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 185,297, 105,976 and 174,265 shares were issued during fiscal 2005, 2004 and 2003, respectively, at weighted average prices of $5.52, $5.15 and $4.48 per share, respectively. As of September 30, 2005, there were 288,483 shares available for future purchases under the ESPP.

        The following information relates to the common stock issued and the assumptions used to determine the fair value of the shares issued during the respective periods:

	Year Ended September 30,
	2005	2004	2003
Weighted average fair value of shares issued	$2.14	$2.85	$5.27
Estimated life	0.49 years	0.48 years	0.50 years
Risk-free interest rate	2.72%	1.07%	1.23%
Expected stock price volatility	41.5%	66.9%	70.0%
Dividend yield	0.00%	0.00%	0.00%

Deferred Stock-Based Compensation

        During fiscal 2000, the Company recognized deferred stock-based compensation of $8.3 million in connection with the acquisition of Apptitude. Such deferred stock-based compensation was amortized over the vesting period of the related options, ranging from six months to four years. As all deferred stock-based compensation were fully amortized as of September 30, 2004, there was no related amortization in fiscal year 2005 and amortization of $138,000 and $355,000 was recognized during fiscal years ended September 30, 2004 and 2003, respectively.

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

        The U.S. and foreign components of loss before income taxes were as follows:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)

United States	$(5,222)	$(10,920)	$(22,202)
Foreign	96	52	19

Loss before income taxes	$(5,126)	$(10,868)	$(22,183)

        The components of the provision for (benefit from) income taxes were as follows:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Current:
Federal	$-	$-	$(1,670)
State	-	-	(172)
Foreign	90	30	-

Provision for (benefit from) income taxes	$90	$30	$(1,842)

        The components of deferred taxes are as follows:

	September 30,
	2005	2004
	(in thousands)
Net operating loss	$22,779	$20,996
Property and equipment	385	363
Inventory valuation accounts	842	896
Accruals and reserves	2,091	2,567
Research and development credit	7,101	5,469
Amortization of intangibles	5,428	4,872

Total deferred tax asset	38,626	35,163
Deferred tax liability	-	(43)
Valuation allowance	(38,626)	(35,120)

	$-	$-

        As of September 30, 2005, the Company had approximately $62.6 million of federal and $24.0 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $4.1 million of federal and $4.5 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2005 and 2025. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

        As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Approximately $8.9 million of the valuation allowance relates to income tax benefits, arising from disqualifying dispositions related to the exercise of stock options and ESPP stock purchases, which will be credited directly to stockholders’ equity if the associated deferred tax assets are realized.

        A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Tax at federal statutory rate	$(1,775)	$(3,724)	$(7,542)
State taxes, net of federal tax benefit	-	-	(1,569)
Stock compensation	-	47	115
Research and development credits	(742)	(730)	(3,590)
Foreign tax credits	-	(24)	-
Net operating loss carryback refund	-	-	(1,670)
Change in valuation allowance	2,594	5,101	13,158
Foreign taxes	90	30	-
Other	(77)	(670)	(744)

	$90	$30	$(1,842)

        The company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors – semiconductor devices. This determination was reached upon review of the structure of the Company’s internal organization, the financial information that the Company’s chief operating decision maker uses to make decisions about operating matters, such as resource allocation and performance assessment, and the structure of discrete financial information available.

        Within the Company’s one operating segment, two revenue-generating activities have been identified for purposes of reporting: sales of processors and of software licenses and other. Both processors and software licenses share similar customer base and economic environment and share internal operating resources and assets. The Company does not internally report profitability for each of these revenue-generating activities. Decisions are based on the combined impact of the decisions and results of processors and software licenses. Therefore, while the Company has been reporting net revenues and cost of revenues for processors and software licenses separately, the Company does not consider these revenue-generating activities to constitute separate operating segments.

        Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased Company’s products which may be different from the geographic locations of the Company’s end customers.

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
North America:
United States	$16,177	$13,431	$6,831
Other	2,194	1,999	1,367

Total North America	18,371	15,430	8,198

Asia:
Hong Kong	18,819	13,155	1,272
Malaysia	2,398	4,294	3,870
Singapore	2,505	2,584	3,154
Japan	1,442	962	851
Thailand	1,058	515	202
Taiwan	86	3,197	2,118
Other	4	2	85

Total Asia	26,312	24,709	11,552

Europe and other	1,711	2,003	730

Total	$46,394	$42,142	$20,480

Major Customers

        Revenues from Cisco Systems, Inc., an original equipment producer of networking equipment, through its manufacturing subcontractors, represented 49%, 41% and 23% of the Company’s net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Revenues from Quantum Corporation, through its manufacturing subcontractor, represented 11%, 14% and 34% of the Company’s net revenues for fiscal years ended September 30, 2005, 2004 and 2003, respectively. Revenues from Huawei Technologies, Inc., also a producer of networking equipment, represented 10% and 14% of net revenues for fiscal years ended September 30, 2005 and 2004, respectively. No other customers accounted for more than 10% of revenues in the periods presented.

Property and Equipment

        As of September 30, 2005, the Company had net property and equipment of $1.2 million and $601,000 in the United States and China, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2005 are as follows (in thousands):

	Operating Lease Commitments	Inventory Purchases	Non-recurring Engineering Expenses	Total Contractual Obligations
Fiscal year ending September 30,
2006	$1,944	$2,585	$2,252	$6,781
2007	1,868	-	-	1,868
2008	1,215	-	-	1,215
2009	937	-	-	937
2010	317	-	-	317

	$6,281	$2,585	$2,252	$11,118

        Total rental expense under operating leases was $3.0 million, $3.1 million and $3.3 million for fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, included in the Company’s accrued liabilities was $1.8 million for vacant facility lease costs for lease commitments of $871,000, $906,000 and $228,000 for fiscal years 2006, 2007 and 2008, respectively.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of September 30, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

NOTE 12 — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share amounts)
Fiscal 2005:
Net revenues	$8,760	$12,039	$13,065	$12,530
Total costs and operating expenses	12,001	13,186	14,182	13,293
Net loss	(2,915)	(871)	(854)	(576)
Net loss per share, basic and diluted	(0.21)	(0.06)	(0.06)	(0.04)
Fiscal 2004:
Net revenues	$13,309	$11,323	$10,373	$7,137
Total costs and operating expenses	13,205	14,907	13,043	12,328
Net income (loss)	281	(3,499)	(2,561)	(5,089)
Net income (loss) per share, basic and diluted	0.02	(0.25)	(0.20)	(0.45)

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

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, are effective to ensure that information that is required to be disclosed in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for hi/fn, inc. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on financial statements would be prevented or detected on a timely basis.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, as stated in their report which is included under Item 8.

        (c) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the last quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2005. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this report.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2005.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2005.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from Hifn’s Proxy Statement for the fiscal year ended September 30, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     The following documents are filed as a part of this Report:

1.	Financial Statements — See Item 8 above.

2.	Financial Statement Schedule — See Schedule II on page 70.

3.	Exhibits — The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
10.26^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and Christopher G. Kenber.
10.27^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.
10.28^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.
10.29^^	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.
10.30^^	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (see page 53).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2005.

^^	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on August 3, 2005.

(b)	Exhibits: See Item 15(a) above.

(c)	Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California.

hi/fn, inc.
Dated: December 14, 2005	/s/ CHRISTOPHER G. KENBER —————————————— Christopher G. Kenber Chairman, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on December 14, 2005.

Signature	Title
/s/ CHRISTOPHER G. KENBER	Chairman, President and Chief Executive Officer
(Christopher G. Kenber)	(Principal Executive Officer)
/s/ WILLIAM R. WALKER	Vice President, Finance, Chief Financial Officer and Secretary
(William R. Walker)	(Principal Financial and Accounting Officer)
/s/ DOUGLAS L. WHITING	Chief Scientist and Director
(Douglas L. Whiting)
/s/ DENNIS DeCOSTE	Director
(Dennis DeCoste)
/s/ TAHER ELGAMAL	Director
(Taher Elgamal)
/s/ ROBERT W. JOHNSON	Director
(Robert W. Johnson)
/s/ ALBERT E. SISTO	Director
(Albert E. Sisto)

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2005	$259	$-	$(155)	$104
Year ended September 30, 2004	205	57	(3)	259
Year ended September 30, 2003	164	75	(34)	205

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
10.26^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and Christopher G. Kenber.
10.27^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.
10.28^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.
10.29^^	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.
10.30^^	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 53).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2005.

^^	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on August 3, 2005.