Form 10-Q
period 2005-12-31
HI/FN INC
filed 2006-02-08
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005

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

YES  ☑ NO  ☐

Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐ NO  ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,658,480 at February 6, 2006.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2005	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6 - 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 32
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	33
Item 6.	Exhibits	33
Signatures		34
Index to Exhibits

   PART 1 – FINANCIAL INFORMATION

   Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2005	September 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,607	$23,179
Short-term investments	13,235	21,261
Accounts receivable, net	5,145	5,071
Inventories	1,606	2,136
Prepaid expenses and other current assets	947	803

Total current assets	52,540	52,450
Property and equipment, net	1,990	1,846
Intangible assets, net	9,245	10,042
Other assets	2,045	2,113

	$65,820	$66,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,869	$1,743
Accrued expenses and other current liabilities	6,031	7,952

Total current liabilities	9,900	9,695

STOCKHOLDERS' EQUITY:
Common stock	14	14
Additional paid-in capital	164,280	163,484
Accumulated other comprehensive loss	(8)	(38)
Accumulated deficit	(104,113)	(102,451)
Treasury stock, at cost	(4,253)	(4,253)

Total stockholders' equity	55,920	56,756

	$65,820	$66,451

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2005	2004
Net revenues:
Processors	$9,906	$11,179
Software licenses and other	766	1,351

Total net revenues	10,672	12,530

Costs and operating expenses:
Cost of revenues - processors	3,571	3,817
Cost of revenues - software licenses and other	126	138
Research and development	5,076	5,414
Sales and marketing	1,801	1,919
General and administrative	1,455	1,177
Amortization of intangible assets	797	828

Total costs and operating expenses	12,826	13,293

Loss from operations	(2,154)	(763)
Interest and other income, net	415	189

Loss before income taxes	(1,739)	(574)
Provision for (benefit from) income taxes	(77)	2

Net loss	$(1,662)	$(576)

Net loss per share, basic and diluted	$(0.12)	$(0.04)

Weighted average shares outstanding, basic and diluted	13,613	13,968

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,662)	$(576)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	399	347
Amortization of intangible assets	797	828
Stock-based compensation expense related to
employee stock options and employee stock purchases	207	-
Changes in assets and liabilities:
Accounts receivable	(74)	(86)
Inventories	530	(684)
Prepaid expenses and other current assets	(144)	(212)
Other assets	(79)	-
Accounts payable	2,280	(1)
Accrued expenses and other current liabilities	(1,921)	164

Net cash provided by (used in) operating activities	333	(220)

Cash flows from investing activities:
Sale and maturity (purchases) of short-term investments, net	8,056	(1,556)
Purchases of property and equipment	(396)	(334)

Net cash provided by (used in) investing activities	7,660	(1,890)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	589	612
Installment payments on acquired software licenses	(154)	(179)

Net cash provided by financing activities	435	433

Net increase (decrease) in cash and cash equivalents	8,428	(1,677)
Cash and cash equivalents at beginning of period	23,179	16,816

Cash and cash equivalents at end of period	$31,607	$15,139

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as the “Company” or “Hifn”) is a network- and storage-security market leader that supplies major network original equipment manufacturers (“OEMs”) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. The Company’s network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices. The Company’s operating activities are primarily in the United States and revenues are generated from sales to customers in the United States, Asia and Europe.

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of December 31, 2005 and its results of operations for the three months ended December 31, 2005 and 2004, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company has an accumulated deficit of $104.1 million as of December 31, 2005 and has incurred a net loss of $1.7 million during the three months ended December 31, 2005. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Stock-Based Compensation Expense

        On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the effect of SFAS 123(R).

        Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $207,000 which was related to employee stock options and employee stock purchases. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended December 31, 2004.

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method, the same method used for share-based payment awards granted on or prior to September 30, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006, the same model used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors. The Company’s employee stock options have certain characteristics that may differ from other options and changes in the subjective assumptions can materially affect the estimated value. Accordingly, it is management’s opinion that the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value in an actual market transaction.

        On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company currently provides a full valuation allowance for its deferred tax assets, accordingly, a valuation allowance is also provided for any tax effects of stock-based compensation expense pursuant to SFAS 123(R). The Company is evaluating, and has not yet determined, the transition method it will adopt under FSP 123(R)-3.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 — Detailed Balance Sheet

		December 31, 2005	September 30, 2005
		(in thousands)
Property and equipment:
Computer equipment		$7,545	$7,208
Furniture and fixtures		1,083	1,050
Leasehold improvements		1,062	1,043
Office equipment		903	896

		10,593	10,197
Less: accumulated depreciation		(8,603)	(8,351)

		$1,990	$1,846

Intangible assets:
Developed and core technology		$14,197	$14,197
Workforce		158	158

		14,355	14,355
Less: accumulated amortization		(6,139)	(5,342)

		8,216	9,013
Goodwill		1,029	1,029

		$9,245	$10,042

The estimated future amortization expense related to intangible assets as of
December 31, 2005 is as follows:
Fiscal year ending September 30,
2006 (9 months ended)	$2,363
2007	2,910
2008	2,354
2009	589

Total estimated amortization	$8,216

Other assets:
Design tools and other licensed intellectual property		$1,718	$1,768
Refundable deposits		327	345

		$2,045	$2,113

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,597	$1,785
Accrued non-recurring engineering costs		1,537	2,883
Compensation and employee benefits		1,723	1,857
Deferred income and revenue		866	976
Income taxes payable		11	90
Other		297	361

		$6,031	$7,952

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

	Three Months Ended December 31,
	2005	2004
Outstanding options to purchase common stock	4,033,016	4,166,488
Weighted equivalent shares	152,809	429,886

Note 4 — Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Net loss	$(1,662)	$(576)
Unrealized gain on financial instruments	30	12

Comprehensive loss	$(1,632)	$(564)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Plan

        As of December 31, 2005, the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the quarter ended December 31, 2005, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled.

        The 1996 Plan had 4,949,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

        The 2001 Plan had 2,000,000 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified stock options. The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company. Options granted under the 2001 Plan generally vest over a period of four years.

        The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price (per share) of Options Outstanding
Balance at September 30, 2005	1,016,811	4,161,531	$ 10.50
Options granted	(10,000)	10,000	5.49
Options exercised	-	(36,233)	3.96
Options cancelled	102,282	(102,282)	11.17

Balance at December 31, 2005	1,109,093	4,033,016	10.53

        The intrinsic value of options exercised during the three months ended December 31, 2005 was approximately $64,000.

        The following table summarizes options outstanding at December 31, 2005 and related weighted average exercise prices and lives as follows (aggregate intrinsic value in thousands):

			Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices			Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Quantity	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.60	-	$4.12	477,003	5.24	$3.56	$976	476,221	$3.56	$975
4.82	-	6.00	451,062	5.86	5.34	144	382,255	5.30	133
6.01	-	6.66	577,116	5.22	6.59	-	504,891	6.64	-
6.74	-	8.99	647,402	8.38	7.98	-	529,501	8.11	-
9.00	-	10.94	717,650	8.17	10.00	-	717,650	10.00	-
11.01	-	13.94	309,785	6.72	12.46	-	299,783	12.50	-
14.69	-	15.99	476,958	5.75	15.01	-	476,958	15.01	-
16.00	-	19.00	196,820	5.83	16.37	-	196,820	16.37	-
26.75	-	49.94	158,220	4.22	35.72	-	158,220	35.72	-
69.88	-	125.50	21,000	3.84	109.61	-	21,000	109.61	-

$0.60	-	125.50	4,033,016	6.49	10.53	$1,120	3,763,299	10.80	$1,108

        Options vested and exercisable as of December 31, 2005 include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2005 represents the total intrinsic value, based on the Company’s closing stock price of $5.61 as of December 30, 2005 (the last business day for the first fiscal quarter of 2006), which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. During the three months ended December 31, 2005, 98,633 shares were issued pursuant to the ESPP, at a weighted average price of $4.51 per share. As of December 31, 2005, there were 189,850 shares available for future purchases under the ESPP. During the quarter ended December 31, 2005, $70,000 was charged to compensation expense relating to the ESPP. Prior to the adoption of FAS 123(R), the Company was not required to record compensation expense for the ESPP.

Stock-Based Compensation under SFAS 123(R)

        On October 1, 2005, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after October 1, 2005. The total stock-based compensation expense recognized for the three months ended December 31, 2005 was allocated as follows (in thousands):

Cost of revenues	$2
Research and development	113
Sales and marketing	34
General and administrative	58

Total stock-based compensation expense	$207

        As of December 31, 2005, there was approximately $817,000 of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.46 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the three months ended December 31, 2005 was an increase in net loss of $207,000 and an increase in net loss per share of $0.01.

        The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes model which was also the method used for the Company’s pro forma information required under FAS 123. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding which assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. The Company also used its historical stock price to determine fair value of awards for purposes of its pro forma information under FAS 123. Since the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information.

        The fair value of employee stock options granted and employee stock purchased in the quarter ended December 31, 2005 was estimated based on the following assumptions:

	Stock Options	Purchase Plan
Weighted-average estimated fair value	$3.37	$1.45
Estimated life	5.46 years	0.50 years
Risk-free interest rate	4.24%	3.72%
Expected stock price volatility	67.0%	31.8%
Dividend yield	0.00%	0.00%

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

        Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25, “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123(R). Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

        For purposes of pro forma disclosures under SFAS 123 for the three months ended December 31, 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and net loss per share for the three months ended December 31, 2004 were as follows (in thousands, except per share data):

Net loss, as reported	$(576)
Less: stock-based compensation expense	(1,386)

Pro forma net loss	$(1,962)

Basic and diluted net loss per share, as reported	$(0.04)
Less: stock-based compensation expense per share	(0.10)

Pro forma basic and diluted net loss per share	$(0.14)

        The fair value of employee stock options granted and employee stock purchased in the quarter ended December 31, 2004 was estimated using the Black-Scholes model based on the following assumptions:

	Stock Options	Purchase Plan
Weighted-average estimated fair value	$3.66	$2.65
Estimated life	2.80 years	0.50 years
Risk-free interest rate	2.02%	2.13%
Expected stock price volatility	58.5%	53.0%
Dividend yield	0.00%	0.00%

Stock Repurchase Program

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The purchases are funded from available working capital. The stock repurchase program expires on April 25, 2006. The Company did not repurchase any shares during the three months ended December 31, 2005, however, as of December 31, 2005, a total of 692,894 shares have been repurchased under the program, which shares are held in treasury stock, at a cost of $4.3 million.

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

	Three Months Ended December 31,
	2005	2004
	(in thousands)
North America:
United States	$4,381	$4,991
Other	271	1,041

Total North America	4,652	6,032

Asia:
Hong Kong	4,583	4,018
Malaysia	173	913
Singapore	440	776
Japan	349	272
Other	153	91

Total Asia	5,698	6,070

Europe and other	322	428

Total	$10,672	$12,530

Major Customers

        Revenues from Cisco Systems, Inc. (“Cisco”), an original equipment producer of networking equipment, through its manufacturing subcontractors, and from Huawei Technologies, Inc. (“Huawei”), a producer of networking equipment, represented 56% and 10% of the Company’s net revenues for the three months ended December 31, 2005. Revenues from Cisco, Quantum Corporation, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, and Huawei represented 46%, 13% and 10% of the Company’s net revenues for the three months ended December 31, 2004. No other customers accounted for more than 10% of revenues in the periods presented.

Property and Equipment

        As of December 31, 2005, the Company had net property and equipment of $1.3 million and $666,000 in the United States and China, respectively.

Note 7 – Income Taxes

        The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The benefit from income taxes for the quarter ended December 31, 2005 relates to a reversal of previously accrued tax liability for the Company’s non-U.S. operations. The provision for income taxes for the quarter ended December 31, 2004 relates to taxes on the Company’s non-U.S. operations.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of December 31, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Note 9 — Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years or periods beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “believes,” “anticipates,” “estimates,” “expects,” and words of similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Trends, Risks and Uncertainties” below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K and 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian Microsystems, Inc., (collectively referred to as “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader that supplies major network original equipment manufacturers (“OEMs”) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities and development tools that help reduce time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

Results for First Fiscal Quarter

        During the three months ended December 31, 2005, our net revenues of $10.7 million represented an increase of 22% from the $8.8 million in net revenues reported in the previous quarter and a decrease of 15% from the $12.5 million in net revenues reported in the first quarter of fiscal 2005. The increase from the prior quarter was a result of an increase in orders from our primary customers, Cisco and Huawei. Fluctuation in ordering patterns from these two customers significantly affect our revenue levels from period to period. Such fluctuation was notable between the third and fourth quarters of fiscal 2005 when revenues from Cisco and Huawei decreased 26% and 83%, respectively, as compared to the immediately preceding quarter.

        We have also brought to market two of our recent product initiatives, including the Virtual Tape Library board, which replicates traditional tape libraries on disk storage, and a pattern matching search software. These products accompany our next-generation network and flow through security processors and we anticipate that these products will begin to generate revenues during 2006.

        Our expense levels during the three months ended December 31, 2005 were lower than those of the preceding quarter, mainly due to a reduction in non-recurring engineering costs as we near completion of the development work on our follow-on network processor.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2005 and have not changed materially as of December 31, 2005, with the exception of the following:

        Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes-Merton valuation model (the “Black-Scholes model”), consistent with the provisions of SFAS 123(R), SEC SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123).  SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended December 31,
	2005		2004		Year-
(dollars in thousands)	$	% of net revenues	$	% of net revenues	over-Year Growth
Processors	$9,906	93%	$11,179	89%	(11)%
Software licenses and other	766	7%	1,351	11%	(43)%

	$10,672	100%	$12,530	100%	(15)%

        Net revenues decreased by $1.8 million for the quarter ended December 31, 2005 as compared to net revenues for the quarter ended December 31, 2004. Our processor revenues decreased $1.3 million, mainly as a result of a decrease of $1.1 million in sales of our network processors, due to an overall reduction in customer orders. Also contributing to the overall decrease in net revenues was a decrease in revenues from software licenses and royalties of $585,000, which is generally dependent upon variability in the mix, demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 56% and 46% of net revenues for the three months ended December 31, 2005 and 2004, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised slightly less than 10% and 13% of net revenues for the three months ended December 31, 2005 and 2004, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 10% of net revenues for each of the three months ended December 31, 2005 and 2004.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended December 31,
	2005		2004
(dollars in thousands)	$	% of revenue category	$	% of revenue category	Year- over-Year Growth
Processors	$3,571	36%	$3,817	34%	(6)%
Software licenses and other	126	16%	138	10%	(9)%

	$3,697	35%	$3,955	32%	(7)%

        Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased two percentage points for the three months ended December 31, 2005 as compared to the same period in fiscal 2004 mainly as a result of the mix of processor products sold during the respective periods. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
Research & development expenses	$5,076	$5,414	(6)%
As a percentage of net revenues	48%	43%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $338,000 for the three months ended December 31, 2005 over the same period in the prior year. The decrease reflects a decrease of $480,000 in non-recurring engineering costs and services associated with tape-out, mask activities and qualification testing of products under development which is contingent upon the stage of development of projects, $70,000 in expenses related to travel between design facilities, including a reduction in travel to and from China as training of engineers and product development planning were completed, $94,000 in consulting fees related to the transfer of the technical designs of the IBM network processors as such transfers near completion, a reduction in building expenses of $74,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility, and a decrease in software maintenance expense of $44,000 resulting from the consolidation of certain software maintenance arrangements coupled with the termination of maintenance arrangements related to completed projects. These decreases were offset by an increase of $461,000 in salaries and benefits expense mainly as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2005 and forty-six additional engineers during the period, mainly in our China development facility, as compared to the same period in the prior fiscal year.

        Sales and Marketing.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
Sales & marketing expenses	$1,801	$1,919	6%
As a percentage of net revenues	17%	15%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses decreased $118,000 for the three months ended December 31, 2005 over the same period in the prior year. The decrease primarily relates to a decrease in sales representative commissions of $126,000 due to a lower level of sales made through sales representatives, a decrease in travel costs of $57,000 as a result of the timing of sales and marketing conferences and decreased travel to Asia as local personnel were put in place to pursue the potential market opportunities in the region. The decrease was partially offset by increased salaries and benefits of $88,000 due to salary increases in connection with the employee performance reviews in October 2005.

        General and Administrative.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
General & administrative expenses	$1,455	$1,177	24%
As a percentage of net revenues	14%	9%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $278,000 for the three months ended December 31, 2005 over the same period in the prior year as a result of increases in salaries and benefits expense of $166,000 in connection with the employee performance reviews in October 2005 and $95,000 in accounting fees as a result of costs associated with work related to testing and attestation of internal controls.

        Amortization of Intangibles.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
Amortization of intangibles	$797	$828	(4)%
As a percentage of net revenues	8%	7%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $31,000 for the three months ended December 31, 2005 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the Apptitude and NetOctave asset acquisitions upon reaching their estimated useful lives as of the prior fiscal year end.

        Interest and Other Income, net.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
Interest & other income, net	$415	$189	120%
As a percentage of net revenues	4%	2%

        Interest and other income, net, increased $226,000 during the three months ended December 31, 2005 as compared to the same period in the prior fiscal year. The increase was primarily a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

        Income Taxes.

	Three Months Ended December 31,		Year-over-
(dollars in thousands)	2005	2004	Year Growth
Provision for (benefit from) income taxes	$(77)	$2	(3950)%
As a percentage of net revenues	(1)%	-%

        We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The benefit from income taxes for the three months ended December 31, 2005 reflects the reversal of previously accrued tax liability for our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$333	$(220)
Net cash provided by (used in) investing activities	7,660	(1,890)
Net cash provided by financing activities	435	433

Net increase (decrease) in cash and cash equivalents	$8,428	$(1,677)

        Net cash provided by operating activities of $333,000 for the three months ended December 31, 2005 was the result of a decrease in inventory of $530,000, mainly due to the timing of receipt of inventory purchases, and an increase in accounts payable of $2.3 million, which was related to the timing of payments made. These items were mainly offset by the net loss of $1.7 million, as adjusted for non-cash items including depreciation and amortization of $399,000 related to property and equipment and licensed software, amortization of intangibles of $797,000 and stock-based compensation expense of $207,000, which was the effect of the adoption of SFAS 123(R) during the period, as well as a reduction of $1.9 million in accrued liabilities including $1.3 million in non-recurring engineering services and costs and $134,000 in compensation and employee benefits, reflecting a reduction in accrued employee stock purchase plan withholding as a result of the purchase in October 2005 and in accrued vacation as a result of utilization of accrued vacation during the holiday shut-down in December.

        Net cash used in operating activities of $220,000 for the three months ended December 31, 2004 was the result of net loss of $576,000, as adjusted for non-cash items including depreciation and amortization costs of $347,000 related to property and equipment and amortization of intangibles of $828,000, as well as an increase in accrued and other current liabilities of $164,000 mainly as a result of increases in deferred revenues, related to the timing of maintenance contract purchases amortizable over the service term, and in accrued non-recurring engineering costs, related to projects under development. These adjustments were offset by an increase in accounts receivable of $86,000, inventories of $684,000 reflecting increased purchases based on anticipated sales for the upcoming periods and in prepaid expenses and in other current assets of $212,000 mainly as a result of insurance policy renewals during the period.

        Net cash provided by investing activities was $7.7 million for the three months ended December 31, 2005, which primarily reflects the net sale and maturities of short-term investments of $8.1 million offset by the purchase of property and equipment of $396,000. Net cash used in investing activities of $1.9 million for the three months ended December 31, 2004 primarily reflects the net purchase of short-term investments of $1.6 million offset by the purchase of property and equipment of $334,000.

        Net cash provided by financing activities for the three months ended December 31, 2005 of $435,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $589,000 offset by installment payments on acquired software licenses of $154,000. Net cash provided by financing activities for the three months ended December 31, 2004 was $433,000 and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $612,000 offset by installment payments on acquired software licenses of $179,000.

        The Company’s inventory balance decreased by $530,000 to $1.6 million at December 31, 2005 as compared to $2.1 million as of September 30, 2005. The decrease in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the three months ended December 31, 2005 were 7.6 times as compared to 6.8 times for the year ended September 30, 2005. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $74,000 from September 30, 2005 to December 31, 2005, reflecting higher customer purchase levels and revenues in December 2005 as compared to September 2005.

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

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program will depend on market conditions and corporate and regulatory considerations. The purchase will be funded from available working capital. The stock repurchase program will expire on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million. During the quarter ended September 30, 2005, the Company repurchased 270,194 shares at a cost of $1.8 million. The Company did not repurchase any shares during the three months ended December 31, 2005, accordingly, as of December 31, 2005, the aggregate repurchase was a total of 692,894 shares at a cost of approximately $4.3 million.

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of December 31, 2005 are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$6,094	$1,909	$3,016	$1,169	$-
Inventory purchases	3,994	3,994	-	-	-
Non-recurring engineering expenses	959	959	-	-	-

Totals	$11,047	$6,862	$3,016	$1,169	$-

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of December 31, 2005. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

        Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 56% and 49% of our net revenues for the three months ended December 31, 2005 and fiscal year ended September 30, 2005, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, represented slightly less than 10% and 11% of our net revenues for the three months ended December 31, 2005 and fiscal year ended September 30, 2005, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, represented 10% for each of the three months ended December 31, 2005 and fiscal year ended September 30, 2005.

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended December 31, 2005, sales to Cisco increased 29% over sales to such customer in the preceding quarter, while during the three months ended September 30, 2005, sales to Huawei and Cisco decreased 83% and 26%, respectively, over revenues generated from each respective customer in the preceding quarter. Such fluctuations significantly affected the Company’s revenue levels and results of operations from quarter to quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Face Risks Associated With Acquisitions.

        We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without stockholder approval, and could cause us to dilute stockholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

We Face Risks Associated With The Integration Of The IBM Network Processor Follow-On Product Into Our Business.

        On December 31, 2003, we acquired certain assets and intellectual property related to the IBM network processor product line. In addition to integrating the network processor products into our product line, we are also developing a follow-on product based on the acquired technology. While the Company has, to date, been able to retain the customers in existence for the network processors as of the time of the acquisition, there can be no assurance that the established customer base will maintain their relationship with us in the future for follow-on products. Our success in integrating the acquired assets and intellectual property into our business depends upon our ability to merge the acquired assets into our ongoing and future operations, including maintaining a continuing relationship with established customer base for the network processor and our third party supplier, in this case, IBM. Without the successful integration of the follow-on product, there can be no assurance that we will be able to maintain the revenue and profit performance levels we have experienced thus far with the existing network processors. If we fail to integrate the follow-on products into our operations successfully, our business, financial condition and results of operations could suffer.

We Face Order And Shipment Uncertainties, Which Makes it Difficult to Forecast Future Revenues Accurately and May Cause Us to Hold Too Much Inventory.

        We generally make our sales under individual purchase orders that may be canceled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which, by increasing our costs without a commensurate increase in revenue, could harm our profit margins and restrict our ability to fund our operations. Such variability in customer demand coupled with customers’ ability to cancel orders on short notice also makes it more difficult to forecast future revenue. For example, during fiscal 2001, we wrote off excess inventory of $3.4 million as a result of a significant decrease in forecasted demand for our products. We recognize revenue upon shipment of products to our customers. Revenue from products sold to distributors is deferred until the distributor sells the products to a third party. An unanticipated level of returns could harm our business, financial condition and results of operations.

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

We Face Risks Associated With Our International Business Activities.

        A significant portion of our products are sold to customers outside the United States. If our international sales increase, particularly in light of decreased export restrictions, we may encounter increased risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

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

        On April 25, 2005, our Board of Directors authorized a stock repurchase program for the repurchase of shares of the Company’s Common Stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The stock repurchase program expires on April 25, 2006. Through December 31, 2005, the Company repurchased a total of 692,894 shares under the program, which shares have been held in treasury stock, at a cost of $4.3 million. The increase or decrease in our levels of repurchase could affect the market price of our Common Stock.

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired Our Financial Condition and Results of Operations May Suffer.

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of December 31, 2005. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.“APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years or periods beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at December 31, 2005 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

        Foreign Currency Exchange Rate Risk – All of the Company’s sales, cost of manufacturing and marketing are transacted in U. S. dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.

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

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, are effective to ensure that information that is required to be disclosed in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

   PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2006	hi/fn, inc. (Registrant) By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.