Form 10-Q
period 2006-03-31
HI/FN INC
filed 2006-05-10
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

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

YES  ☑   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐   Accelerated filer  ☑   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,858,443 at May 8, 2006.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2006 and September 30, 2005	3
	Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6 - 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 34
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	34
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	36
Item 4.	Submissions of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37
Signatures		38
Index to Exhibits

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2006	September 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,735	$23,179
Short-term investments	7,178	21,261
Accounts receivable, net	5,097	5,071
Inventories	1,994	2,136
Prepaid expenses and other current assets	1,056	803

Total current assets	50,060	52,450
Property and equipment, net	2,275	1,846
Intangible assets, net	8,448	10,042
Other assets	1,833	2,113

	$62,616	$66,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,550	$1,743
Accrued expenses and other current liabilities	6,005	7,952

Total current liabilities	8,555	9,695

STOCKHOLDERS’ EQUITY:
Common stock	14	14
Additional paid-in capital	164,935	163,484
Accumulated other comprehensive loss	(12)	(38)
Accumulated deficit	(106,623)	(102,451)
Treasury stock, at cost	(4,253)	(4,253)

Total stockholders' equity	54,061	56,756

	$62,616	$66,451

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net revenues
Processors	$10,942	$11,974	$20,848	$23,153
Software licenses and other	777	1,091	1,543	2,442

Total net revenues	11,719	13,065	22,391	25,595

Costs and operating expenses:
Cost of revenues - processors	3,987	4,159	7,558	7,976
Cost of revenues - software licenses and other	127	138	253	276
Research and development	6,108	5,294	11,184	10,708
Sales and marketing	1,993	2,184	3,794	4,103
General and administrative	1,664	1,579	3,119	2,756
Amortization of intangible assets	797	828	1,594	1,656

Total costs and operating expenses	14,676	14,182	27,502	27,475

Loss from operations	(2,957)	(1,117)	(5,111)	(1,880)
Interest and other income, net	454	267	869	456

Loss before income taxes	(2,503)	(850)	(4,242)	(1,424)
Provision for (benefit from) income taxes	7	4	(70)	6

Net loss	$(2,510)	$(854)	$(4,172)	$(1,430)

Net loss per share, basic and diluted	$(0.18)	$(0.06)	$(0.31)	$(0.10)

Weighted average shares outstanding, basic and diluted	13,720	14,052	13,667	14,010

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,172)	$(1,430)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	881	477
Amortization of intangible assets	1,594	1,656
Stock-based compensation expense	474	-
Allowance for doubtful accounts	8	-
Changes in assets and liabilities:
Accounts receivable	(34)	(876)
Inventories	142	160
Prepaid expenses and other current assets	(253)	(272)
Other assets	(79)	259
Accounts payable	994	622
Accrued expenses and other current liabilities	(1,947)	396

Net cash provided by (used in) operating activities	(2,392)	992

Cash flows from investing activities:
Sales and maturities (purchases) of short-term investments, net	14,109	11,250
Purchases of property and equipment	(952)	(553)

Net cash provided by investing activities	13,157	10,697

Cash flows from financing activities:
Proceeds from issuance of common stock	978	1,322
Installment payments on acquired software licenses	(187)	(352)

Net cash provided by financing activities	791	970

Net increase in cash and cash equivalents	11,556	12,659
Cash and cash equivalents at beginning of period	23,179	16,816

Cash and cash equivalents at end of period	$34,735	$29,475

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International (collectively referred to as the “Company” or “Hifn”) is a network- and storage-security market leader that supplies major network original equipment manufacturers (“OEMs”) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. The Company’s network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices. The Company’s operating activities are primarily in the United States and revenues are generated from sales to customers in the United States, Asia and Europe.

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2006 and its results of operations for the three and six months ended March 31, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company has an accumulated deficit of $106.6 million as of March 31, 2006 and has incurred a net loss of $2.5 million and $4.2 million during the three and six months ended March 31, 2006, respectively. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, the risk of acceptance and pricing of the Company’s products and other factors related to the uncertainties of the industry, global economies and general economic conditions. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Stock-Based Compensation Expense

        On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended March 31, 2006 reflect the effect of SFAS 123(R).

        Stock-based compensation expense related to employee stock options and employee stock purchases and recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $267,000 and $474,000, respectively. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended March 31, 2005.

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

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first six months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method, the same method used for share-based payment awards granted on or prior to September 30, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Note 2 — Balance Sheet Details

		March 31, 2006	September 30, 2005
		(in thousands)
Property and equipment:
Computer equipment		$7,970	$7,208
Furniture and fixtures		1,075	1,050
Leasehold improvements		1,117	1,043
Office equipment		988	896

		11,150	10,197
Less: accumulated depreciation		(8,875)	(8,351)

		$2,275	$1,846

Intangible assets:
Developed and core technology		$14,197	$14,197
Workforce		158	158

		14,355	14,355
Less: accumulated amortization		(6,936)	(5,342)

		7,419	9,013
Goodwill		1,029	1,029

		$8,448	$10,042

The estimated future amortization expense related to intangible assets as of March 31, 2006 is as follows:
Fiscal year ending September 30,
2006 (6 months ended)	$1,566
2007	2,910
2008	2,354
2009	589

Total estimated amortization	$7,419

Other assets:
Design tools and other licensed intellectual property		$1,506	$1,768
Refundable deposits		327	345

		$1,833	$2,113

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,401	$1,785
Accrued non-recurring engineering costs		1,241	2,883
Compensation and employee benefits		2,140	1,857
Deferred income and revenue		857	976
Income taxes payable		18	90
Other		348	361

		$6,005	$7,952

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Outstanding options to purchase common stock	4,263,992	4,130,516	4,263,992	4,148,699
Weighted equivalent shares	274,896	423,057	202,702	426,611

Note 4 — Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(2,510)	$(854)	$(4,172)	$(1,430)
Unrealized gain/(loss) on financial instruments	(4)	(20)	26	(8)

Comprehensive loss	$(2,514)	$(874)	$(4,146)	$(1,438)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Plan

        As of March 31, 2006, the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the six months ended March 31, 2006, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled.

        The 1996 Plan has 5,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

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

        The following table summarizes the activities and related information under the 1996 Plan, the 2001 Plan and the Apptitude Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2005	1,016,811	4,161,531	$10.50
Options granted	(10,000)	10,000	5.49
Options exercised	-	(36,233)	3.96		$64
Options cancelled	102,282	(102,282)	11.17

Balance at December 31, 2005	1,109,093	4,033,016	10.53
Additional shares authorized	500,000	-	-
Options granted	(358,500)	358,500	6.79
Options exercised	-	(90,557)	4.30		264
Options cancelled	36,967	(36,967)	8.72

Balance at March 31, 2006	1,287,560	4,263,992	10.36

Fully vested and exercisable at
March 31, 2006		3,731,819	10.88	6.11	3,339
Expected to vest at
March 31, 2006		467,248	6.72	6.51	539

        Options vested and exercisable as of March 31, 2006 include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 represents the total intrinsic value, based on the Company’s closing stock price of $7.80 as of such date, which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. There were no shares issued pursuant to the ESPP during the three months ended March 31, 2006. During the six months ended March 31, 2006, 98,633 shares were issued pursuant to the ESPP, at a weighted average price of $4.51 per share. As of March 31, 2006, there were 689,850 shares available for future purchases under the ESPP. Stock-based compensation expense relating to the ESPP was $70,000 and $140,000 for the three and six months ended March 31, 2006, respectively. Prior to the adoption of FAS 123(R) on October 1, 2006, the Company was not required to record compensation expense for the ESPP.

Stock-Based Compensation under SFAS 123(R)

        Effective October 1, 2005, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after October 1, 2005. The total stock-based compensation expense recognized for the periods ended March 31, 2006 were allocated as follows (in thousands):

	Three Months Ended	Six Months Ended
Cost of revenues	$2	$4
Research and development	134	247
Sales and marketing	44	78
General and administrative	87	145

Total stock-based compensation expense	$267	$474

        As of March 31, 2006, there was approximately $1.8 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.33 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the three and six months ended March 31, 2006 was an increase in net loss of $267,000 and $474,000, respectively, and an increase in net loss per share of $0.02 and $0.04, respectively.

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

        The fair value of employee stock options granted and employee stock purchased during the three and six months ended March 31, 2006 were estimated based on the following assumptions:

	Period Ended March 31, 2006
	Three Months		Six Months
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted-average estimated fair value	$4.18	$1.27	$4.14	$1.35
Estimated life	5.46 years	0.49 years	5.46 years	0.49 years
Risk-free interest rate	4.36%	4.14%	4.35%	3.95%
Expected stock price volatility	65.50%	30.57%	65.60%	31.10%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

        For purposes of pro forma disclosures under SFAS 123 for the three and six months ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and net loss per share for the three and six months ended March 31, 2005 were as follows (in thousands, except per share data):

	Period Ended March 31, 2005
	Three Months	Six Months
Net loss, as reported	$(854)	$(1,430)
Less: stock-based compensation expense	(1,010)	(2,396)

Pro forma net loss	$(1,864)	$(3,826)

Basic and diluted net loss per share, as reported	$(0.06)	$(0.10)
Less: stock-based compensation expense per share	(0.07)	(0.17)

Pro forma basic and diluted net loss per share	$(0.13)	$(0.27)

        The fair value of employee stock options granted and employee stock purchased during the three and six months ended March 31, 2005 was estimated using the Black-Scholes model based on the following assumptions:

	Period Ended March 31, 2005
	Three Months		Six Months
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted-average estimated fair value	$3.77	$1.75	$3.76	$2.14
Estimated life	2.86 years	0.49 years	2.86 years	0.49 years
Risk-free interest rate	3.75%	3.17%	3.50%	2.72%
Expected stock price volatility	56.3%	32.4%	57.1%	41.4%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Repurchase Program

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The purchases are funded from available working capital. The stock repurchase program expired on April 25, 2006. The Company did not repurchase any shares during the three and six months ended March 31, 2006, however, as of March 31, 2006, a total of 692,894 shares have been repurchased under the program, which shares are held in treasury stock, at a cost of $4.3 million.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
North America:
United States	$3,394	$4,133	$7,775	$9,125
Other	288	499	559	1,539

Total North America	3,682	4,632	8,334	10,664

Asia:
Hong Kong	5,998	4,992	10,581	9,010
Malaysia	137	879	311	1,793
Singapore	456	996	896	1,772
Japan	444	553	793	825
Other	374	456	526	546

Total Asia	7,409	7,876	13,107	13,946

Europe and other	628	557	950	985

Total	$11,719	$13,065	$22,391	$25,595

Major Customers

        The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. The end customers and their respective contribution to net revenues for the respective periods are a follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Cisco Systems, Inc.	50%	46%	53%	46%
Huawei Technologies, Inc.	18%	12%	14%	11%
Quantum Corporation	6%	14%	8%	13%

	74%	72%	75%	70%

Property and Equipment

        As of March 31, 2006, the Company had net property and equipment of $1.6 million and $667,000 in the United States and China, respectively.

Note 7 – Income Taxes

        The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The benefit from income taxes for the six months ended March 31, 2006 relates to the reversal of previously accrued tax liability on the Company’s non-U.S. operations. The provision for income taxes for the quarter ended March 31, 2006 and 2005 relates to taxes on the Company’s non-U.S. operations.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of March 31, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Note 9 — Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years or periods beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Overview

        hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International (collectively referred to as the “Company” or “Hifn”) is a network- and storage-security market leader that supplies major network original equipment manufacturers (“OEMs) with patented technology to accelerate, secure and compress data. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities and development tools that help reduce time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

Results for Second Fiscal Quarter

        During the three months ended March 31, 2006, our net revenues of $11.7 million represented an increase of 10% from the $10.7 million in net revenues reported in the previous quarter and a decrease of 10% from the $13.1 million in net revenues reported in the second quarter of fiscal 2005. The increase from the prior quarter was a result of an increase in orders from one of our primary customers, Huawei. Fluctuation in ordering patterns from Cisco and Huawei significantly affect our revenue levels from period to period. Such fluctuation is notable between the first and second quarters of fiscal 2006 with net revenues from Huawei increasing 92%.

        We have also brought to market two of our recent product initiatives, including the Virtual Tape Library board, which replicates traditional tape libraries on disk storage, and a pattern matching search software. These products accompany our next-generation network and flow through security processors and we anticipate that these products will begin to generate revenues during the last two quarters of 2006.

        Our expense levels during the three months ended March 31, 2006 were higher than those of the preceding quarter, mainly due to the reset of payroll taxes.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2005 and have not changed materially as of March 31, 2006, with the exception of the following:

        Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123).  SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Processors	$10,942	$11,974	(9)%	$20,848	$23,153	(10)%
Software licenses and other	777	1,091	(29)%	1,543	2,442	(37)%

	$11,719	$13,065	(10)%	$22,391	$25,595	(13)%

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	93%	92%	93%	90%
Software licenses and other	7%	8%	7%	10%

Total	100%	100%	100%	100%

        Net revenues decreased by $1.3 million for the quarter ended March 31, 2006 as compared to net revenues for the quarter ended March 31, 2005. Our processor revenues decreased $1.0 million during the three months ended March 31, 2006 compared to the same period in the prior year. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparative periods is attributable to the decrease in the volume of processor units sold during the period. The decrease in revenues from software license and royalties of $314,000 resulted from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Net revenues decreased by $3.2 million for the six months ended March 31, 2006 as compared to the same period in the prior year. Our processor revenue decreased $2.3 million and was attributable to a decrease of $1.6 million in revenues from Quantum. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparable periods is attributable to decreases in volume. Our revenues from software license and royalties decreased by $899,000 resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 50% and 53% of revenue for the three months and six months ended March 31, 2006. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 18% and 14% of revenues for the three and six months ended March 31, 2006, respectively. Semiconductor sales to Quantum, an OEM producer of high-performance tape storage devices, through its manufacturing subcontractor, comprised 6% and 8% of revenues for the three and six months ended March 31, 2006, respectively.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Processors	$3,987	$4,159	(4)%	$7,558	$7,976	(5)%
Software licenses and other	127	138	(8)%	253	276	(8)%

	$4,114	$4,297	(4)%	$7,811	$8,252	(5)%

	% of revenue category	% of revenue category	% of revenue category	% of revenue category
Processors	36%	35%	36%	34%
Software licenses and other	16%	13%	16%	11%
Total	35%	33%	35%	32%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased one percentage point for the three months ended March 31, 2006 as compared to the same period in fiscal 2005. The Company’s product offerings in the three months ended March 31, 2006 include a higher proportion of network processors, which carry a higher cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the three months ended March 31, 2006 we wrote down inventories (net of recoveries) of $50,000. During the three months ended March 31, 2005 we sold inventories (net of write downs) of $11,000.

        Cost of processor revenues as a percentage of net processor revenues increased two percentage points for the six months ended March 31, 2006 as compared to the same period in fiscal 2005. The Company’s product offerings in the six months ended March 31, 2006 includes a higher proportion of network processors, which carry a higher cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During the six months ended March 31, 2006 and 2005, we wrote down inventories (net of recoveries) of $121,000 and $48,000, respectively.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Research & development expenses	$6,108	$5,294	15%	$11,184	$10,708	4%
As a percentage of net revenues	52%	41%		50%	42%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $814,000 for the three months ended March 31, 2006 over the same period in the prior year. The increase reflects increases of $633,000 in expenses related to salaries and benefits as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2005, $134,000 as a result of the adoption of SFAS 123(R) and the addition of forty additional engineers during the period, mainly in our China development facility, supplies increased by $204,000 as a result of an increase in development activities, of which $126,000 relates to China and an increase in depreciation of $33,000 as a result of fixed asset additions. The increases were partially offset by a decrease in miscellaneous expenses of $31,000 and a reduction in building expenses of $67,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility.

        Research and development costs for the six months ended March 31, 2006 increased $476,000 compared to the same period in the prior year. The increase reflects increases in expenses related to salaries and benefits of $1.1 million as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2005, $247,000 as a result of the adoption of SFAS 123(R) and the addition of forty additional engineers during the period, mainly in our China development facility, supplies increased by $247,000 as a result of an increase in development activities, of which $179,000 relates to China and an increase in depreciation of $38,000 as a result of fixed asset additions. The increases were partially offset by a decrease in miscellaneous expenses of $154,000, a reduction in building expenses of $141,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility and a decrease in engineering and consulting services of $526,000 primarily due to the timing of costs associated with ongoing R&D projects.

        Sales and Marketing.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Sales & marketing expenses	$1,993	$2,184	9%	$3,794	$4,103	8%
As a percentage of net revenues	17%	17%		17%	16%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses decreased $191,000 for the three months ended March 31, 2006 over the same period in the prior year. The decrease primarily relates to a decrease in salaries and benefits of $70,000 due to a reduction in headcount which was partially offset by higher average salary rates in connection with employee performance reviews in October 2005, a decrease in sales representative commissions of $166,000 due to a lower level of sales made through sales representatives, $43,000 in supplies and miscellaneous expenses and a reduction in building expenses of $22,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility. The decreases were partially offset by an increase in professional services of $52,000 and an expense of $44,000 as a result of the adoption of SFAS 123(R).

        Sales and marketing expenses decreased $309,000 during the six months ended March 31, 2006 as compared to the same period in the prior year. The decrease primarily relates to a decrease in sales representative commissions of $291,000 due to a lower level of sales made through sales representatives, a decrease in travel costs of $71,000 as a result of the timing of sales and marketing conferences, $15,000 in supplies and miscellaneous expenses and a reduction in building expenses of $47,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility. The decrease was partially offset by increased salaries and benefits of $62,000 due to salary increases in connection with the employee performance reviews in October 2005 and $78,000 as a result of the adoption of SFAS 123(R), together with an increase in tradeshows expense of $64,000.

        General and Administrative.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

General & administrative expenses	$1,664	$1,579	5%	$3,119	$2,756	13%
As a percentage of net revenues	14%	12%		14%	11%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $85,000 for the three months ended March 31, 2006 over the same period in the prior year as a result of increases in salaries and benefits expense of $95,000 in connection with the employee performance reviews in October 2005 and $87,000 as a result of the adoption of SFAS 123(R), and $44,000 in professional services. These increases were partially offset by a reduction in building expenses of $32,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility and a reduction of $32,000 in supplies and miscellaneous expenses.

        General and administrative expenses increased $363,000 during the six months ended March 31, 2006 as compared to the same period in the prior year as a result of increases in salaries and benefits expense of $261,000 in connection with the employee performance reviews in October 2005 and $145,000 as a result of the adoption of SFAS 123(R), $101,000 in consulting services and $136,000 in legal services. These increases were offset by a reduction in allocated building expense of $65,000 mainly as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility, and a reduction of $62,000 in supplies and miscellaneous expenses.

        Amortization of Intangibles.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Amortization of intangibles	$797	$828	(4)%	$1,594	$1,656	(4)%
As a percentage of net revenues	7%	6%		7%	6%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $31,000 for the three months ended March 31, 2006 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the Apptitude asset acquisition.

        Amortization of intangibles decreased $62,000 for the six months ended March 31, 2006 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the Apptitude asset acquisition.

        Interest and Other Income, net.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Interest & other income, net	$454	$267	70%	$869	$456	91%
As a percentage of net revenues	4%	2%		4%	2%

        Interest and other income, net, increased $187,000 during the three months ended March 31, 2006 and $413,000 during the six months ended March 31, 2006 as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

        Income Taxes.

	Three Months Ended March 31,		Year-over- Year	Six Months Ended March 31,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Provision for (benefit from) income taxes	$7	$4	75%	$(70)	$6	(1,267)%
As a percentage of net revenues	0%	0%		0%	0%

        We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The benefit from income taxes for the six months ended March 31, 2006 reflects the reversal of previously accrued tax liability for our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(2,392)	$992
Net cash provided by investing activities	13,157	10,697
Net cash provided by financing activities	791	970

Net increase in cash and cash equivalents	$11,556	$12,659

        Net cash used in operating activities of $2.4 million for the six months ended March 31, 2006 was the result of the net loss of $4.2 million, which includes non-cash expenses for depreciation and amortization of $882,000 related to property and equipment and licensed software, amortization of intangibles of $1.6 million and stock-based compensation expense of $474,000, which was the effect of the adoption of SFAS 123(R) during the period, as well as a reduction of $1.9 million in accrued liabilities including $1.2 million in non-recurring engineering services and costs and an increase in prepaid expenses of $253,000, as a result of the timing of renewing maintenance contracts. These items were mainly offset by a decrease in inventory of $142,000, mainly due to the timing of receipt of inventory purchases, and an increase in accounts payable of $994,000, which was related to the timing of payments made.

        Net cash provided by operating activities of $992,000 for the six months ended March 31, 2005 was the result of net loss of $1.4 million which includes non-cash expenses for depreciation of $477,000 related to property and equipment and amortization of intangibles of $1.7 million as well as a decrease in inventory of $160,000 resulting from the timing of purchase receipts and customer shipments, a decrease in other assets of $259,000 as a result of a decrease in software licenses and an increase in accounts payable and accrued and other current liabilities of $1.0 million reflecting the timing in payments of trade payables and increases in deferred income and revenues, related to the timing of maintenance contract purchases amortizable over the service term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization. These increases were offset by an increase in accounts receivable of $876,000, an increase in prepaid expenses and in other current assets of $272,000 mainly as a result of insurance policy renewals during the period.

        Net cash provided by investing activities was $13.2 million for the six months ended March 31, 2006, which primarily reflects the net sales and maturities of short-term investments of $14.1 million offset by the purchase of property and equipment of $952,000.

        Net cash provided by investing activities of $10.7 million for the six months ended March 31, 2005 primarily reflects the net sales and maturities of short-term investments of $11.3 million, as the Company shifted its portfolio mix from municipal bonds to higher interest-yielding commercial paper, offset by the purchase of property and equipment of $553,000 to replace older office equipment and acquire office equipment for headcount additions.

        Net cash provided by financing activities for the six months ended March 31, 2006 of $791,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $978,000 offset by installment payments on acquired software licenses of $187,000.

        Net cash provided by financing activities for the six months ended March 31, 2005 was $970,000 and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.3 million, offset by installment payments on acquired software licenses of $352,000.

        The Company’s inventory balance decreased by $142,000 to $2.0 million at March 31, 2006 as compared to $2.1 million as of September 30, 2005. The decrease in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns in the quarter ended March 31, 2006 was 8.9 times as compared to 6.8 times in the quarter ended September 30, 2005. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $26,000 to $5.1 million as of March 31, 2006, reflecting higher purchase levels and revenues in March 2006 as compared to September 2005.

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

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The purchase was funded from available working capital. The stock repurchase program expired on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million. During the quarter ended September 30, 2005, the Company repurchased 270,194 shares at a cost of $1.8 million. The Company did not repurchase any shares during the six months ended March 31, 2006, accordingly, as of March 31, 2006, the aggregate repurchase was a total of 692,894 shares at a cost of approximately $4.3 million.

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of March 31, 2006 are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$5,400	$1,998	$2,660	$742	$-
Inventory purchases	5,137	5,137	-	-	-
Non-recurring engineering expenses	648	648	-	-	-

Totals	$11,185	$7,783	$2,660	$742	$-

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of

March 31, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

        Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 50%, 53% and 49% of our net revenues for the three and six months ended March 31, 2006 and fiscal year ended September 30, 2005, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, comprised 18%, 14% and 10% for each of the three and six months ended March 31, 2006 and fiscal year ended September 30, 2005, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, accounted for 6%, 8% and 11% of our net revenues for the three and six months ended March 31, 2006 and fiscal year ended September 30, 2005, respectively.

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended March 31, 2006, sales to Cisco and Quantum decreased 3% and 30%, respectively, and sales to Huawei increased 92% over sales to such customer in the preceding quarter, while during the three months ended December 31, 2005, sales to Huawei and Cisco increased 300% and 29%, respectively, over revenues generated from each respective customer in the preceding quarter. Such fluctuations significantly affected the Company’s revenue levels and results of operations from quarter to quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

        We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Toshiba Corporation, Philips Semiconductor and IBM. Since we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Since the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

        Since the People’s Republic of China (“PRC”) regulations do not allow a wholly foreign-owned enterprise to contract with the Chinese government, Hifn opted to create a contractually controlled company called Hangzhou Ansai Information Technology Co., Ltd. (“Ansai”), to expand our business in the PRC. Hifn International, one of the subsidiaries of Hifn, controls Ansai by contractual arrangement only and does not have any equity ownership in the company. These contractual arrangements should provide control over Ansai similar to that of direct ownership.

        As of March 31, 2006, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000). Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

        On April 25, 2005, our Board of Directors authorized a stock repurchase program for the repurchase of shares of the Company’s Common Stock with an aggregate fair market value of up to $10.0 million from time to time through open market and privately negotiated transactions at prices determined by management. The stock repurchase program expired on April 25, 2006. Through March 31, 2006, the Company repurchased a total of 692,894 shares under the program, which shares have been held in treasury stock, at a cost of $4.3 million. The increase or decrease in our levels of repurchase could affect the market price of our Common Stock.

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired Our Financial Condition And Results Of Operations May Suffer.

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of March 31, 2006. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Recent Accounting Pronouncements

        In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements. “APB 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years or periods beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at March 31, 2006 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

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

        (b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 27, 2006. At the meeting, the following proposals received the votes listed below:

Proposal I: Election of Class I Director for three-year terms expiring 2009.

	Votes for:	Votes withheld:
Christopher G. Kenber	12,435,517	859,799

The Company’s Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class II directors (Dennis DeCoste, Taher Elgamal and Robert Johnson) will expire at the meeting of stockholders to be held in 2007. The term for Class III directors (Albert Sisto and Douglas Whiting) will expire at the meeting of stockholders to be held in 2008.

Proposal II: Approval of an amendment to the Company’s Amended and Restated 1996 Equity Incentive Plan to extend the term by five years, from November 20, 2006 to November 20, 2011.

Votes for:	3,942,912
Votes against:	3,699,214
Abstentions:	5,180

Proposal III:Approval of an amendment to the Company’s Amended and Restated 1996 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder, from 4,949,900 shares to 5,449,900 shares.

Votes for:	3,866,868
Votes against:	3,776,453
Abstentions:	3,985

Proposal IV: Approval of an amendment to the Company’s 1998 Employee Stock Purchase Plan to provide for an increase in the number of shares available for issuance thereunder, from 900,000 shares to 1,400,000 shares.

Votes for:	6,451,639
Votes against:	1,191,785
Abstentions:	3,882

Proposal V: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending September 30, 2006.

Votes for:	13,227,209
Votes against:	58,887
Abstentions:	9,220

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	hi/fn, inc. (Registrant) By: /s/ William R. Walker —————————————— William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.