Form 10-Q
period 2006-06-30
HI/FN INC
filed 2006-08-09
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

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

YES  ☐   NO  ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,899,371 at August 8, 2006.

HIFN, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2006	September 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,848	$23,179
Short-term investments	14,216	21,261
Accounts receivable, net	5,419	5,071
Inventories	1,877	2,136
Prepaid expenses and other current assets	1,470	803

Total current assets	47,830	52,450
Property and equipment, net	2,467	1,846
Intangible assets, net	7,664	10,042
Other assets	1,359	2,113

	$59,320	$66,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,306	$1,743
Accrued expenses and other current liabilities	5,313	7,952

Total current liabilities	6,619	9,695

STOCKHOLDERS’ EQUITY:
Common stock	14	14
Additional paid-in capital	165,792	163,484
Accumulated other comprehensive loss	(18)	(38)
Accumulated deficit	(108,834)	(102,451)
Treasury stock, at cost	(4,253)	(4,253)

Total stockholders’ equity	52,701	56,756

	$59,320	$66,451

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Processors	$10,917	$10,885	$31,765	$34,038
Software licenses and other	1,335	1,154	2,878	3,596

Total net revenues	12,252	12,039	34,643	37,634

Costs and operating expenses:
Cost of revenues - processors	3,992	3,731	11,550	11,707
Cost of revenues - software licenses and other	126	138	379	414
Research and development	6,040	5,365	17,224	16,073
Sales and marketing	2,084	1,910	5,878	6,013
General and administrative	1,841	1,214	4,960	3,970
Amortization of intangible assets	784	828	2,378	2,484

Total costs and operating expenses	14,867	13,186	42,369	40,661

Loss from operations	(2,615)	(1,147)	(7,726)	(3,027)
Interest and other income, net	489	345	1,358	801

Loss before income taxes	(2,126)	(802)	(6,368)	(2,226)
Provision for income taxes	85	69	15	75

Net loss	$(2,211)	$(871)	$(6,383)	$(2,301)

Net loss per share, basic and diluted	$(0.16)	$(0.06)	$(0.47)	$(0.16)

Weighted average shares outstanding, basic and diluted	13,842	13,926	13,725	13,982

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,383)	$(2,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,388	1,218
Amortization of intangible assets	2,378	2,484
Asset impairment	292	-
Provision for excess and obsolete inventory	455	132
Stock-based compensation expense	742	-
Allowance for doubtful accounts	16	-
Changes in assets and liabilities:
Accounts receivable	(364)	(1,072)
Inventories	(196)	262
Prepaid expenses and other current assets	(667)	(98)
Other assets	(104)	(251)
Accounts payable	(218)	(1,258)
Accrued expenses and other current liabilities	(2,639)	(458)

Net cash used in operating activities	(5,300)	(1,342)

Cash flows from investing activities:
Sales and maturities of short-term investments, net	7,065	13,896
Purchases of property and equipment	(1,443)	(895)

Net cash provided by investing activities	5,622	13,001

Cash flows from financing activities:
Proceeds from issuance of common stock	1,566	1,847
Repurchase of common stock	-	(2,516)
Installment payments on acquired software licenses	(219)	(530)

Net cash provided by (used in) financing activities	1,347	(1,199)

Net increase in cash and cash equivalents	1,669	10,460
Cash and cash equivalents at beginning of period	23,179	16,816

Cash and cash equivalents at end of period	$24,848	$27,276

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

        The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2006 and its results of operations for the three and nine months ended June 30, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

        The Company has an accumulated deficit of $108.8 million as of June 30, 2006, and has incurred a net loss of $2.2 million and $6.4 million during the three and nine months ended June 30, 2006, respectively. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, the risk of acceptance and pricing of the Company’s products and other factors related to the uncertainties of the industry, global economies and general economic conditions. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Stock-Based Compensation Expense

        On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended June 30, 2006, reflect the effect of SFAS 123(R).

        Stock-based compensation expense related to employee stock options and employee stock purchases and recognized under SFAS 123(R) for the three and nine months ended June 30, 2006, was $268,000 and $742,000, respectively. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended June 30, 2005.

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

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first nine months of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation to expense on a straight-line single option method, the same method used for share-based payment awards granted on or prior to September 30, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Restructuring Charges

        On June 28, 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of their expanding development capacity in China. These actions were aimed to reduce the company’s cost structure, including a reduction in its North America workforce by 43 employees, which represents about 21% of its overall workforce, the impact of the termination of certain engineering projects and the planned closure of the facility in Carlsbad, California.

Involuntary Termination Benefits

	Expense Accrued	Paid as of June 30, 2006	Balance June 30, 2006
	(in thousands)
Cost of revenues	$64	$2	$62
Research and development	471	172	299
Sales and marketing	59	7	52
General and administrative	24	-	24

Total	$618	$181	$437

Impairment of Long-lived Assets

        The restructure resulted in the impairment of certain software assets related to projects that were terminated as part of the restructuring plan. The impairment of $292,000 was expensed to the research and development line item on the Statement of Operations.

Non-recurring Engineering Expense Recovery

        The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the Statement of Operations.

Termination Of Operating Lease

        As part of the restructure, the company plans to close its facility in Carlsbad, California. A liability related to the Carlsbad facility will be reflected in the period that the Company ceases to use the rights conveyed in the lease agreement as the fair value of the future lease obligations net of sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. The facility will still be used during the transition period in the next quarter and it is management’s intention to cease use of the facility by September 30, 2006. At September 30, 2006, the remaining lease obligation is estimated to be $1.5 million, which will be paid monthly for the remainder of the lease contract period. At the current time management cannot estimate the fair value of the liability and are evaluating sublease opportunities. Additional cost will be incurred in the September quarter for the relocation of operations and equipment from the closing facility. No estimate for the relocation cost is available at this time.

Net Restructuring Cost

        Not including the fair value of the lease obligation and relocation costs, the net expense at June 30, 2006 of the restructure amounts to $394,000. The actual payment of the restructuring cost, with the exception of the lease, is expected to be completed by September 30, 2006. These payments will be funded by available cash on hand.

Note 2 — Balance Sheet Details

		June 30, 2006	September 30, 2005
		(in thousands)
Property and equipment:
Computer equipment		$8,293	$7,208
Furniture and fixtures		1,082	1,050
Leasehold improvements		1,123	1,043
Office equipment		983	896

		11,481	10,197
Less: accumulated depreciation		(9,014)	(8,351)

		$2,467	$1,846

Intangible assets:
Developed and core technology		$14,197	$14,197
Workforce		158	158

		14,355	14,355
Less: accumulated amortization		(7,720)	(5,342)

		6,635	9,013
Goodwill		1,029	1,029

		$7,664	$10,042

The estimated future amortization expense related to intangible assets as of June 30, 2006 is as follows:
Fiscal year ending September 30,
2006 (3 months ended)	$782
2007	2,910
2008	2,354
2009	589

Total estimated amortization	$6,635

Other assets:
Design tools and other licensed intellectual property		$1,032	$1,768
Refundable deposits		327	345

		$1,359	$2,113

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,205	$1,785
Accrued non-recurring engineering costs		507	2,883
Compensation and employee benefits		2,187	1,857
Deferred income and revenue		885	976
Income taxes payable		90	90
Other		439	361

		$5,313	$7,952

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Outstanding options to purchase common stock	4,090,703	4,145,170	4,090,703	4,147,523

Note 4 — Comprehensive Loss

        Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,211)	$(871)	$(6,383)	$(2,301)
Unrealized gain/(loss) on financial instruments	(6)	14	20	6

Comprehensive loss	$(2,217)	$(857)	$(6,363)	$(2,295)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Plan

        As of June 30, 2006, the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the nine months ended June 30, 2006, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled.

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

        The following table summarizes the activities and related information under the 1996 Plan, the 2001 Plan and the Apptitude Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2005	1,016,811	4,161,531	$10.50
Options granted	(10,000)	10,000	5.49
Options exercised	-	(36,233)	3.96		$64
Options cancelled	102,282	(102,282)	11.17

Balance at December 31, 2005	1,109,093	4,033,016	10.53
Additional shares authorized	500,000	-	-
Options granted	(358,500)	358,500	6.79
Options exercised	-	(90,557)	4.30		264
Options cancelled	36,967	(36,967)	8.72

Balance at March 31, 2006	1,287,560	4,263,992	10.36

Options granted	(29,500)	29,500	6.55
Options exercised	-	(28,111)	3.55		53
Options cancelled	157,856	(174,678)	11.38

Balance at June 30, 2006	1,415,916	4,090,703	10.33

Fully vested and exercisable at
June 30, 2006		3,612,837	10.81	5.90	1,347
Expected to vest at
June 30, 2006		417,177	6.70	6.29	21

        Options vested and exercisable as of June 30, 2006, include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006, represents the total intrinsic value, based on the Company’s closing stock price of $6.18 as of such date, which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. There were 109,406 shares issued pursuant to the ESPP, at a weighted average price of $4.47, during the three months ended June 30, 2006. During the nine months ended June 30, 2006, 208,039 shares were issued pursuant to the ESPP, at a weighted average price of $4.49 per share. As of June 30, 2006, there were 580,444 shares available for future purchases under the ESPP. Stock-based compensation expense relating to the ESPP was $58,000 and $198,000 for the three and nine months ended June 30, 2006, respectively. Prior to the adoption of FAS 123(R) on October 1, 2005, the Company was not required to record compensation expense for the ESPP.

Stock-Based Compensation under SFAS 123(R)

        Effective October 1, 2005, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after October 1, 2005. The total stock-based compensation expense recognized for the three months and nine months ended June 30, 2006, were allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
Cost of revenues	$3	$7
Research and development	119	365
Sales and marketing	50	129
General and administrative	96	241

Total stock-based compensation expense	$268	$742

        As of June 30, 2006, there was approximately $1.7 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.33 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the three and nine months ended June 30, 2006, was an increase in net loss of $268,000 and $742,000, respectively, and an increase in net loss per share of $0.02 and $0.05, respectively. This includes stock-based compensation expenses for ESPP of $58,000 and $198,000 for the three and nine months ended June 30, 2006, respectively.

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

        The fair value of employee stock options granted and employee stock purchased during the three and nine months ended June 30, 2006, were estimated based on the following assumptions:

	Period Ended June 30, 2006
	Three Months		Nine Months
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted-average estimated fair value	$3.85	$1.31	$4.07	$1.37
Estimated life	5.40 years	0.49 years	5.45 years	0.49 years
Risk-free interest rate	4.79%	4.70%	4.45%	4.26%
Expected stock price volatility	59.07%	32.67%	64.05%	32.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

        For purposes of pro forma disclosures under SFAS 123 for the three and nine months ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and net loss per share for the three and nine months ended June 30, 2005, were as follows (in thousands, except per share data):

	Period Ended June 30, 2005
	Three Months	Nine Months
Net loss, as reported	$(871)	$(2,301)
Less: stock-based compensation expense	(963)	(3,357)

Pro forma net loss	$(1,834)	$(5,658)

Basic and diluted net loss per share, as reported	$(0.06)	$(0.16)
Less: stock-based compensation expense per share	(0.07)	(0.24)

Pro forma basic and diluted net loss per share	$(0.13)	$(0.40)

              The fair value of employee stock options granted and employee stock purchased during the three and nine months ended June 30, 2005, was estimated using the Black-Scholes model based on the following assumptions:

	Period Ended June 30, 2005
	Three Months		Nine Months
	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted-average estimated fair value	$3.02	$1.75	$3.53	$2.14
Estimated life	2.86 years	0.49 years	2.86 years	0.49 years
Risk-free interest rate	3.66%	3.17%	3.54%	2.72%
Expected stock price volatility	54.4%	32.4%	56.4%	41.4%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Repurchase Program

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program is dependent upon market conditions and corporate and regulatory considerations. The purchases are funded from available working capital. The stock repurchase program expired on April 25, 2006. The Company did not repurchase any shares during the three and nine months ended June 30, 2006, however, as of June 30, 2006, a total of 692,894 shares have been repurchased under the program, which shares are held in treasury stock, at a cost of $4.3 million.

Note 6 – Segment and Geographic Information

        The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors – semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products which may be different from the geographic locations of our end customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
North America:
United States	$4,776	$3,907	$12,551	$13,033
Other	337	411	896	1,949

Total North America	5,113	4,318	13,447	14,982

Asia:
Hong Kong	4,873	5,837	15,454	14,847
Malaysia	567	505	877	2,298
Singapore	487	282	1,383	2,054
Japan	558	479	1,351	1,304
Other	209	300	736	846

Total Asia	6,694	7,403	19,801	21,349

Europe and other	445	318	1,395	1,303

Total	$12,252	$12,039	$34,643	$37,634

Major Customers

        The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Cisco Systems, Inc.	52%	53%	52%	48%
Huawei Technologies, Inc.	10%	14%	13%	12%
Quantum Corporation	8%	7%	8%	11%

	70%	74%	73%	71%

Property and Equipment

        As of June 30, 2006, the Company had net property and equipment of $1.5 million and $959,000 in the United States and China, respectively.

Note 7 – Income Taxes

        The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance. The provision for income taxes for the quarter ended June 30, 2006 and 2005, relates to taxes on the Company’s non-U.S. operations.

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of June 30, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

        In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

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

Results for Third Fiscal Quarter

        During the three months ended June 30, 2006, our net revenues of $12.3 million represented an increase of 5 percent from the $11.7 million in net revenues reported in the previous quarter and an increase of 2 percent from the $12.0 million in net revenues reported in the third quarter of fiscal 2005. The increase from the prior quarter was a result of an increase in software revenue.

        We have also brought to market two of our recent product initiatives, including the Virtual Tape Library board, which replicates traditional tape libraries on disk storage, and a pattern matching search software. These products accompany our next-generation network and flow through security processors and we anticipate that these products will begin to generate revenues during the last quarter of 2006.

        Our expense levels during the three months ended June 30, 2006, were higher than those of the preceding quarter, mainly due to severance cost and software impairment as a result of the restructuring. Some of the restructuring costs were offset by NRE recoveries due to project cancellations.

Restructuring Charges

        On June 28, 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of their expanding development capacity in China. These actions were aimed to reduce the company’s cost structure, including a reduction in its North America workforce by 43 employees, which represents about 21% of its overall workforce, the impact of the termination of certain engineering projects and the planned closure of the facility in Carlsbad, California.

Involuntary Termination Benefits

	Expense Accrued	Paid as of June 30, 2006	Balance June 30, 2006
	(in thousands)
Cost of revenues	$64	$2	$62
Research and development	471	172	299
Sales and marketing	59	7	52
General and administrative	24	-	24

Total	$618	$181	$437

Impairment of Long-lived Assets

        The restructure resulted in the impairment of certain software assets related to projects that were terminated as part of the restructuring plan. The impairment of $292,000 was expensed to the research and development line item on the Statement of Operations.

Non-recurring Engineering Expense Recovery

        The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the Statement of Operations.

Termination Of Operating Lease

        As part of the restructure, the company plans to close its facility in Carlsbad, California. A liability related to the Carlsbad facility will be reflected in the period that the Company ceases to use the rights conveyed in the lease agreement as the fair value of the future lease obligations net of sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. The facility will still be used during the transition period in the next quarter and it is management’s intention to cease use of the facility by September 30, 2006. At September 30, 2006, the remaining lease obligation is estimated to be $1.5 million, which will be paid monthly for the remainder of the lease contract period. At the current time management cannot estimate the fair value of the liability and are evaluating sublease opportunities. Additional cost will be incurred in the September quarter for the relocation of operations and equipment from the closing facility. No estimate for the relocation cost is available at this time.

Net Restructuring Cost

        Not including the fair value of the lease obligation and relocation costs, the net expense at June 30, 2006 of the restructure amounts to $394,000. The actual payment of the restructuring cost, with the exception of the lease, is expected to be completed by September 30, 2006. These payments will be funded by available cash on hand.

Critical Accounting Policies

        The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2005, and have not changed materially as of June 30, 2006, with the exception of the following:

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

Results of Operations

        The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

        Net Revenues.

        Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Processors	$10,917	$10,885	0%	$31,765	$34,038	(7)%
Software licenses and other	1,335	1,154	16%	2,878	3,596	(20)%

	$12,252	$12,039	2%	$34,643	$37,634	(8)%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	89%	90%	92%	90%
Software licenses and other	11%	10%	8%	10%

Total	100%	100%	100%	100%

        Net revenues increased by $213,000 for the quarter ended June 30, 2006, as compared to net revenues for the quarter ended June 30, 2005. Our processor revenues increased $32,000 during the three months ended June 30, 2006 compared to the same period in the prior year. The average selling price of these processors remained at relatively the same levels. The increase in processor revenues between the comparative periods is attributable to the increase in the volume of processor units sold during the period. The increase in revenues from software license and royalties of $181,000 resulted from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Net revenues decreased by $3.0 million for the nine months ended June 30, 2006, as compared to the same period in the prior year. Our processor revenue decreased $2.3 million and was primarily attributable to a decrease of $1.5 million and $114,000 in revenues from Quantum and Huawei, respectively. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparable periods is attributable to decreases in volume. Our revenues from software license and royalties decreased by $718,000 resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

        Semiconductor and software sales to Cisco, an OEM producer of networking equipment, comprised 52% and 53% of revenues for the three months ended June 30, 2006 and 2005, respectively, and 52% and 48% for the nine months ended June 30, 2006 and 2005, respectively. Semiconductor sales to Huawei, an OEM producer of networking equipment, comprised 10% and 14% of revenues for the three months ended June 30, 2006 and 2005, respectively, and 13% and 12% for the nine months ended June 30, 2006 and 2005, respectively.

        Cost of Revenues.

        Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Processors	$3,992	$3,731	7%	$11,550	$11,707	(1)%
Software licenses and other	126	138	(9)%	379	414	(8)%

	$4,118	$3,869	6%	$11,929	$12,121	(2)%

	% of revenue category	% of revenue category	% of revenue category	% of revenue category
Processors	37%	34%	36%	34%
Software licenses and other	9%	12%	13%	12%
Total	34%	32%	34%	32%

        Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased three percentage point for the three months ended June 30, 2006, as compared to the same period in fiscal 2005. The change in cost is the result of a net change in write down of $226,000 in inventory during the third quarter of fiscal 2006, as compared to fiscal 2005. During the three months ended June 30, 2006, we wrote down inventories (net of recoveries) of $208,000. During the three months ended June 30, 2005, we sold inventories (net of write downs) of $18,000.

        Cost of processor revenues as a percentage of net processor revenues increased two percentage points for the nine months ended June 30, 2006, as compared to the same period in fiscal 2005. The change in cost is the result a net change in write down of $300,000 in inventory during fiscal 2006, as compared to fiscal 2005. During the nine months ended June 30, 2006 and 2005, we wrote down inventories (net of recoveries) of $330,000 and $30,000, respectively.

        Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

        Operating Expenses

        Research and Development.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Research & development expenses	$6,040	$5,365	13%	$17,224	$16,073	7%
As a percentage of net revenues	49%	45%		50%	43%

        Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $675,000 for the three months ended June 30, 2006, over the same period in the prior year. The increase reflects increases of $1.1 million in expenses related to salaries and benefits as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2005, involuntarily termination costs of $471,000 and $119,000 as a result of the adoption of SFAS 123(R), supplies increased by $248,000 as a result of an increase in development activities, of which $227,000 relates to China and an increase in depreciation and miscellaneous expenses of $496,000, which includes $292,000 for the impairment of software assets as a result of the restructuring and $109,000 for increased China activities. The increases were partially offset by a decrease in non-recurring engineering cost of $1.0 million primarily due to the timing of costs associated with ongoing R&D projects, of which $516,000 relates to the reversal of previously accrued costs related to terminated projects due to the restructuring, and a decrease of $169,000 in travel and entertainment, professional services and other expenses, including building expenses due to the expiration of a lease.

        Research and development costs for the nine months ended June 30, 2006, increased $1.2 million compared to the same period in the prior year. The increase reflects increases in expenses related to salaries and benefits of $2.2 million as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2005, $365,000 as a result of the adoption of SFAS 123(R), involuntarily termination costs of $471,000 and $484,000 due to an increase in headcount in China, supplies increased by $495,000 as a result of an increase in development activities, of which $376,000 relates to China, an increase in depreciation and miscellaneous expenses of $379,000, which includes $292,000 for the impairment of software assets as a result of the restructuring. The increases were partially offset by a decrease in non-recurring engineering cost of $1.4 million primarily due to the timing of costs associated with ongoing R&D projects, of which $516,000 relates to the reversal of previously accrued costs related to terminated projects, a decrease of $314,000 in travel and entertainment and building expenses due to the expiration of a lease, and a decrease in engineering and consulting services of $207,000 primarily due to the timing of costs associated with ongoing R&D projects.

        Sales and Marketing.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Sales & marketing expenses	$2,084	$1,910	9%	$5,878	$6,013	(2)%
As a percentage of net revenues	17%	16%		17%	16%

        Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $174,000 for the three months ended June 30, 2006, over the same period in the prior year. The increase primarily relates to an increase in salaries and benefits of $95,000 due to a combination of higher average salary rates in connection with employee performance reviews in October 2005 and $50,000 as a result of the adoption of SFAS 123(R), an increase in travel and entertainment of $34,000 primarily due to the change in travel schedules, an increase in sales representative commissions of $33,000 due to a higher level of sales made through sales representatives and an increase of $12,000 in miscellaneous, building and other expenses.

        Sales and marketing expenses decreased $135,000 during the nine months ended June 30, 2006, as compared to the same period in the prior year. The decrease primarily relates to a decrease in sales representative commissions of $259,000 due to a lower level of sales made through sales representatives, a decrease in travel and entertainment of $37,000 primarily due to the change in travel schedules and a reduction in building expenses of $71,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility. The decrease was partially offset by increased salaries and benefits of $157,000 due to a combination of salary increases in connection with the employee performance reviews in October 2005 and $129,000 as a result of the adoption of SFAS 123(R), together with an increase in miscellaneous and other expense of $75,000.

        General and Administrative.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

General & administrative expenses	$1,841	$1,214	52%	$4,960	$3,970	25%
As a percentage of net revenues	15%	10%		14%	11%

        General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $627,000 for the three months ended June 30, 2006, over the same period in the prior year. The increase primarily relates to an increase in salaries and benefits of $250,000 due to a combination of higher average salary rates in connection with employee performance reviews in October 2005 and $96,000 as a result of the adoption of SFAS 123(R), an increase in professional services, miscellaneous and other expenses of $415,000 primarily due to the release of general reserves in the June 30, 2005, quarter and the timing of Sarbanes-Oxley related expenses. These increases were partially offset by a reduction in building expenses of $38,000 as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility.

        General and administrative expenses increased $990,000 during the nine months ended June 30, 2006, as compared to the same period in the prior year. The increase primarily relates to an increase in salaries and benefits of $511,000 due to a combination of higher average salary rates in connection with employee performance reviews in October 2005 and $241,000 as a result of the adoption of SFAS 123(R), an increase of $582,000 in professional services, miscellaneous and other expenses primarily due to the release of general reserves in the June 30, 2005, quarter and the timing of Sarbanes-Oxley related expenses. These increases were offset by a reduction in allocated building expense of $103,000 mainly as a result of reduced allocation of rental and other costs due to the expiration of a portion of the lease at our corporate facility.

        Amortization of Intangibles.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Amortization of intangibles	$784	$828	(5)%	$2,378	$2,484	(4)%
As a percentage of net revenues	6%	7%		7%	7%

        Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $44,000 for the three months ended June 30, 2006, over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the Apptitude and C-Sky asset acquisitions.

        Amortization of intangibles decreased $106,000 for the nine months ended June 30, 2006, over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the Apptitude and C-Sky asset acquisitions.

        Interest and Other Income, net.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Interest & other income, net	$489	$345	42%	$1,358	$801	70%
As a percentage of net revenues	4%	3%		4%	2%

        Interest and other income, net, increased $144,000 during the three months ended June 30, 2006, and $557,000 during the nine months ended June 30, 2006, as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

        Income Taxes.

	Three Months Ended June 30,		Year-over- Year	Nine Months Ended June 30,		Year-over- Year
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Provision for income taxes	$85	$69	23%	$15	$75	(80)%
As a percentage of net revenues	1%	1%		0%	0%

        We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The increase of $16,000 for the three months ended June 30, 2006, over the same period in the prior year is the result of our new entity, Hangzhou Ansai Information Technology Co., Ltd., in China. The lower income taxes for the nine months ended June 30, 2006, reflects the reversal of previously accrued tax liability for our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(5,300)	$(1,342)
Net cash provided by investing activities	5,622	13,001
Net cash provided by (used in) financing activities	1,347	(1,199)

Net increase in cash and cash equivalents	$1,669	$10,460

        Net cash used in operating activities of $5.3 million for the nine months ended June 30, 2006, was the result of the net loss of $6.4 million, which includes non-cash expenses for depreciation and amortization of $1.4 million related to property and equipment and licensed software, an impairment of certain software assets in the amount of $292,000, as part of the restructuring, additions to the provision for excess and obsolete inventory in the amount of $455,000, amortization of intangibles of $2.4 million in accordance with scheduled amortization and stock-based compensation expense of $742,000, which was the effect of the adoption of SFAS 123(R) during the period. These non-cash expenses were offset by a reduction of $2.6 million in accrued liabilities, a reduction in accounts payable of $218,000 which was related to the timing of payments made, an increase in prepaid expenses of $667,000, as a result of the timing of renewing maintenance contracts and additions in our China operations, together with an increase in accounts receivables of $364,000 due to the timing of shipments, additions to other assets of $104,000 and an increase in inventory of $196,000, mainly due to the timing of receipt of inventory purchases and the sale of previously reserved obsolete inventory.

        Net cash used in operating activities of $1.3 million for the nine months ended June 30, 2005, was the result of net loss of $2.3 million as adjusted for non-cash items, which include depreciation and amortization costs of $1.2 million related to property and equipment and licensed software, amortization of intangibles of $2.5 million in accordance with scheduled amortization, a provision for excess and obsolete inventory in the amount of $132,000 together with a decreases in inventory of $262,000 resulting from the timing of purchase receipts and customer shipments, partially offset by the sale of previously reserved obsolete inventory. These non-cash expenses together with the decrease in inventory were offset by an increase in other assets of $251,000 as a result of an increase in software licenses and an increase in prepaid expenses of $98,000, as a result of the timing of renewing maintenance contracts, together with an increase in accounts receivable of $1.1 million, resulting from higher sales levels at the end of the quarter and a decrease in accounts payable and accrued and other current liabilities of $1.7 million, reflecting the timing in payments of trade payables, an increase in deferred income and revenues related to the timing of maintenance contract purchases amortizable over the service term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization.

        Net cash provided by investing activities was $5.6 million for the nine months ended June 30, 2006, and primarily reflects the net sales and maturities of short-term investments of $7.1 million offset by the purchase of property and equipment of $1.5 million of which $475,000 relates to our China operations.

        Net cash provided by investing activities of $13.0 million for the nine months ended June 30, 2005, primarily reflects the net sale of short-term investments of $13.9 million, as the Company shifted its portfolio mix from municipal bonds to higher interest-yielding commercial paper, offset by the purchase of property and equipment of $895,000 to replace older office equipment and acquire office equipment for headcount additions.

        Net cash provided by financing activities for the nine months ended June 30, 2006, of $1.3 million was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.6 million offset by installment payments on acquired software licenses of $219,000.

        Net cash used in financing activities for the nine months ended June 30, 2005, was $1.2 million and was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases that totaled $1.8 million, offset by the aggregate repurchase of 422,700 shares of the Company’s outstanding common stock for $2.5 million and installment payments on acquired software licenses of $530,000.

        The Company’s inventory balance decreased by $259,000 to $1.9 million at June 30, 2006, as compared to $2.1 million as of September 30, 2005. The decrease in inventory is a result of additional provisions for obsolescence of $455,000, partially offset by an increase in inventory of $196,000, mainly due to the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter and the sale of previously reserved obsolete inventory. The Company’s annualized inventory turns in the quarter ended June 30, 2006, was 9.5 times as compared to 6.8 times in the quarter ended September 30, 2005. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $348,000, net of allowance for doubtful accounts of $16,000, to $5.4 million as of June 30, 2006, reflecting higher sales levels and revenues in June 2006 as compared to September 2005.

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

        On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The purchase was funded from available working capital. The stock repurchase program expired on April 25, 2006. During the quarter ended June 30, 2005, the Company repurchased 422,700 shares under the program at a cost of $2.5 million. During the quarter ended September 30, 2005, the Company repurchased 270,194 shares at a cost of $1.8 million. The Company did not repurchase any shares during the nine months ended June 30, 2006, accordingly, as of June 30, 2006, the aggregate repurchase was a total of 692,894 shares at a cost of approximately $4.3 million.

        The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of June 30, 2006 are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$4,891	$1,942	$2,427	$522	$-
Inventory purchases	3,350	3,350	-	-	-
Non-recurring engineering expenses	474	474	-	-	-

Totals	$8,715	$5,766	$2,427	$522	$-

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

        As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

        The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of June 30, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Trends, Risks and Uncertainties

        In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

Restructuring Activities May Result In Unforeseen Negative Results To Operations And Customer Relations.

        On June 28, 2006 the Company announced a restructuring activity that reduced engineering personnel and associated operating expenses in an effort to return to profitability. Certain development projects were cancelled. The Company does not expect this to have an adverse effect on customer relations but this cannot be assured.  With redirected engineering effort, particularly in the area of network processing, customers may accelerate their migration from existing designs to alternative solutions from our competitors.

        With the closing of the Carlsbad, California facility the order fulfillment function will be transferred to an alternate location during the last quarter of fiscal 2006. This move may affect the timely shipments of product to the Company’s customers.

        The restructuring significantly reduced the research and development resources in the United States.  While the Company believes that the relations with the employees still remains good, it is possible that unanticipated turnover may accelerate from the remaining staff.

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

        The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. The end customers and their respective contribution to net revenues for the respective periods are a follows:

	Three Months Ended June 30,		Nine Months Ended June 30,		Year Ended September 30,
	2006	2005	2006	2005	2005
Cisco Systems, Inc.	52%	53%	52%	48%	49%
Huawei Technologies, Inc.	10%	14%	13%	12%	10%
Quantum Corporation	8%	7%	8%	11%	11%

	70%	74%	73%	71%	70%

        Cisco, Quantum and Huawei are not under any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended June 30, 2006, sales to Cisco and Quantum increased 8% and 38%, respectively. Sales to Huawei decreased 40% as compared to the previous quarter. Such fluctuations significantly affected the Company’s revenue levels and results of operations from quarter to quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

Our Success Depends Upon Protecting Our Intellectual Property.

        Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-four (24) United States patents and nine foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2006 to 2022. We also have three pending patent applications in the United States and a total of fourteen (14) in Europe, Asia, China and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

        As of June 30, 2006, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000). Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

        On April 25, 2005, our Board of Directors authorized a stock repurchase program for the repurchase of shares of the Company’s Common Stock with an aggregate fair market value of up to $10.0 million from time to time through open market and privately negotiated transactions at prices determined by management. The stock repurchase program expired on April 25, 2006. Through June 30, 2006, the Company repurchased a total of 692,894 shares under the program, which shares have been held in treasury stock, at a cost of $4.3 million. The increase or decrease in our levels of repurchase could affect the market price of our Common Stock.

If We Determine That Our Long-Lived Assets Have Been Impaired Or That Our Goodwill Has Been Further Impaired Our Financial Condition And Results Of Operations May Suffer.

        We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of June 30, 2006. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

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

        In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Interest Rate Risk – The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at June 30, 2006 would not have a material effect on the Company’s pre-tax earnings and the fair value of its investments.

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

        (b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2006	hi/fn, inc.
(Registrant)

BY: /s/ William R. Walker
——————————————
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (duly authorized officer and principal financial and accounting officer)

INDEX TO EXHIBITS

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