Form 10-K
period 2006-09-30
HI/FN INC
filed 2006-12-14
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (408) 399-3500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	Nasdaq Global Market
(Title of Each Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2006 was $28,793,398 (based upon the closing price reported on the NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the Registrant’s Common Stock as of December 11, 2006, was 13,969,763.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2007 Annual Meeting of Shareholders to be held February 20, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

Part I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Page
PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions	61
Item 14.	Principal Accountant Fees and Services	61

PART IV

Item 15.	Exhibits and Financial Statement Schedules	62
SIGNATURES		64

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, relating to matters including, but not limited to: (i) the relationship between the Company’s technology and competitive advantage; (ii) the effect of our ongoing product and technology development on product integration and performance; (iii) our belief that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost high-performance implementation of lossless data compression and is the recognized de facto standard; (iv) the increase of competition from existing and new competitors, including major domestic and international semiconductor suppliers; (v) our expectation that we will have an adequate opportunity to order sufficient quantities of products; (vi) the impact of U.S. export regulations on our European competitors; (vii) the competitive factors in our markets; (viii) the impact of our distribution agreement on global demand for network security products; (ix) the importance of our comprehensive product service and support on our market position and design efficiency; (x) the reliance on subcontract manufacturers for substantially all manufacturing; (xi) the communications from third parties asserting patents, mask works rights, intellectual property or copyrights on certain products and technologies; (xii) the sufficiency of our alternate suppliers; (xiii) the impact of the transition of our products to smaller semiconductor dimensions; (xiv) the retention of future earnings and dividend policies; (xv) our investment in Research and Development; (xvi) our level of capital expenditures; (xvii) the sufficiency of our existing cash resources for the next twelve months; (xviii) future operating results; (xix) our belief that international sales will continue to grow; (xx) the composition of our customer base; (xxi) the anticipated average selling prices of our products; (xxii) estimates of future contractual commitments; (xxiii) the application of net proceeds of our February 6, 2005 private placement; (xxiv) our belief that employee relations are good; (xxv) the fluctuating market price of our common stock; and (xxvi) future performance of our investment portfolio constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed within the section of this report entitled “Item 1A. Risk Factors” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K and 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader, as recognized by independent industry analyst firms, including The Linley Group, that supplies most major network equipment manufacturers (“OEM”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and recently announced VTL Express boards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, Storage OEMs who design in a Hifn VTL Express board can offer their customers a storage solution that reduces the time to back-up their systems by 50%, saving time and money for the company.

Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and class of service (“CoS”), which enables businesses to enhance the effectiveness of their systems. Using QoS- or CoS-enabled network equipment, businesses can provide differentiated services to their customers or build new revenue streams based on available services. This capability is becoming more important to customers and end users as corporate networks are being flooded with VoIP and Video traffic. These types of traffic require the highest level of QoS to maintain its integrity and usefulness.

Additionally, Hifn announced in 2006 Hifn Pattern Matching (“HPM”) technology which accelerates regular expression pattern matching, a key search function in security systems such as, Anti-Virus, Anti-Spam and Intrusion Detection/Prevention. HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed they can detect signatures.

Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business and expands our product offerings to include a programmable, yet deterministic, device that performs computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services.

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

Industry Background

The need for a more effective use of the public network infrastructure in a business environment is one of the main drivers of the extensive deployment of network-based communications systems. The resulting increase in connectivity has further driven the need for technology that safeguards and manages the access to information available over these expanding global networks.

The network computing market has undergone several major transitions over the past decade and it is the convergence of these transitions that contributed to the recent increase in global connectivity. One of these transitions was the migration of corporate computing environments from centralized mainframe systems to distributed client/server environments. The ability to access and share information through client/server technology expanded the need for connectivity beyond workgroup local area networks (“LAN”) to enterprise-wide networks spanning multiple LANs and wide area networks (“WAN”). Another transition was the widespread adoption of the Internet for business-to-business communications. Internet-based business applications have expanded beyond e-mail to a broad range of business applications and services including electronic publishing, direct to customer transactions, product marketing, advertising and customer support. Yet another transition was the emergence of consumer-to-business or e-commerce communications. The convergence of these major transitions led to the need for secure, managed communications and the emergence of VPNs that use the Internet infrastructure and associated protocols and applications to share information and services both within the enterprise and with business partners and customers. As a result of adding security to the network infrastructure, businesses are able to share internal information and run enterprise applications across geographically dispersed facilities as well as enable customers, suppliers and other business partners to inexpensively link into their enterprise information systems. As businesses and consumers demand more functionality from their networks, and as they adopt wireless networks into their infrastructure, the need for layered security, while maintaining performance, will be a driving factor for products such as our network-, security- and compression-processors.

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

The Hifn Solution

Hifn is a network and security market leader that supplies most major network and security equipment vendors with patented technology to accelerate and secure end-customer data. We design, develop and market high-performance, multi-protocol devices, boards and software to protect information at risk, whether it is “in-transit” traveling across the network or “at-rest” stored on a tape- or disk-drive. We provide our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols by offering efficient compression, encryption/compression and public key cryptography products and solutions. We believe that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and is the recognized de-facto standard, which gives our products a strong competitive advantage. By offering a wide range of high-performance implementations of our patented, standards-compliant technology, we are able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their products to market faster.

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

In support of VPN architectures, we introduced the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPsec”), Secure Session Layer (“SSL”), Transport Layer Security (“TLS”) and proposed Advanced Encryption Standard (“AES”) ciphersuite extensions to TLS protocols. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, session border controllers, switches, broadband access equipment and firewalls.

Businesses rely on the Internet to conduct their normal business operations. Unlike the traditional telecommunications network used by businesses to communicate, such as the fixed-line telephone, the Internet is vastly more complex, unreliable and generally not secure. In addition, there is an overall lack of differentiation or prioritization of business-critical applications from general use of the Internet. These applications tend to be bundled together and use the same resources throughout the Internet. Our flow classification solutions enable the integration of precise differentiation and measurement of business-critical transactions within network equipment vendors’ devices. This feature allows the creation of differentiated services within the Internet, enabling our OEM customers to provide valuable services to their customers.

    Hifn’s line of compression processors and boards are targeted at back-up storage applications providing storage equipment vendors with high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end VTLs and tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and Travan style of quarter-inch cartridge tape drives. Additionally, our compression products provide companies in the storage market that develop disk-to disk- and the disk-to-disk-to-tape-back-up products with solutions that meet their performance and capacity requirements.

Customers and Products

A number of leading manufacturers of network and storage equipment have designed products that incorporate the Hifn solutions. To date, we have secured design wins with a number of networking, security and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our products or an evaluation or reference board and initiated a product design that incorporates our solutions. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 1A. Risk Factors — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

At September 30, 2006, we had a backlog of semiconductor orders representing $10.6 million of products deliverable to customers over the 6 months following the placement of these orders. At September 30, 2005, we had a backlog of $8.5 million. Because we quote product lead times to customers of approximately three to five months, most products shipped during a quarter are ordered during the previous quarter. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

Hifn’s products — compression processors/boards, encryption/compression processors/boards, public key processors, network processors and flow classification and pattern matching software — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance storage devices. We also offer evaluation boards to assist customers in the evaluation of our products. All of Hifn’s products work to protect information at risk, whether that information is in transit or at rest.

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

Look-aside processors operate as a co-processor to the system CPU or network processing unit (“NPU”) to accelerate security functions. All of our security processors offer a full suite of security algorithms, data compression, symmetric key cryptography, public key cryptography, data authentication and true random number generation. We offer two families of look-aside security processors. Our Hifn Intelligent Packet Processor (“HIPP”) I and HIPP II products offload all aspects of IPsec or SSL packet processing at rates up to over two gigabits per second. For network elements with lower throughput demands and tighter cost constraints, we offer algorithm accelerator products which are low cost devices that offer the same security functions as the high end HIPP processors but depend on the host CPU to perform packet manipulation. Hifn’s line of HIPP I and II processors (7855 and 8155) and algorithm accelerators (7954, 7955 and 7956) are actively being sold into new designs.

Hifn also maintains production of the 6500 public key processor, 7901, 7902 and 7951 algorithm accelerators, 7711, 7751 and 7811 encryption processors, and 7814, 7851 and 7854 packet processors, which are in full production design with customers.

We have also introduced a new family of board level products which provide customers with a higher integration, faster time-to-market solution. These products are targeted at OEMs that may not have the expertise or resources to design their own boards or the time to complete the necessary integration of the boards into their systems. The Hifn acceleration boards (“HXL”) are low cost and production optimized. The HXL boards can be used with open source software systems to add security to network equipment and servers.

Network FlowThrough™ Security Products. Hifn’s HIPP III line of intelligent FlowThrough security processors is unique in the marketplace. The FlowThrough capability, sometimes referred to as a “bump in the wire,” is targeted both for the traditional VPN networking market as well as the storage area network (“SAN”) security market using the iSCSI (Internet Small Computer Systems Interface) and FCIP (Fibre Channel over Internet Protocol) protocols. The Hifn 4300, 4350, 8300 and 8350 are capable of performing the entire IPsec protocol on-chip at multi-gigabit speeds, as well as the Internet Key Exchange (“IKE”) handshake, all in one device. Interfacing these devices to a system is straightforward as they sit at the Ethernet I/O between the Physical layer transceiver and the Ethernet MAC function. New to the HIPP III family this year is the 4450 and 8450. These are the next-generation FlowThrough security processors that add IPv6 and MACsec support at Gigabit speeds.

Network Processors. Hifn’s network processor (“NP”) is a programmable network processing device optimized for performing high-touch packet and flow-based services at multi-gigabit line speeds. The deterministic processing capabilities of our NP is enabled through an embedded processor complex which consists of sixteen picoprocessors and more than eighty hardware coprocessors and accelerators. The dual-threaded picoprocessors are able to simultaneously process thirty-two packets in a Simultaneous Multi-Threading (“SMT”) execution model. The hardware coprocessors and accelerators perform a number of functions including classification, tree searches and frame forwarding, filtering and ordering, as well as frame manipulation, including checksum computation. The SMT “run-to-completion” execution model of the picoprocessors, combined with zero-overhead hardware-based thread switching, provides a single threaded programmer’s view on top of a multi-threaded, multi-processor platform. Hifn also offers a full suite of software tools for the network processor product line. Our Advanced Software Offering (“ASO”), a comprehensive development package, provides customers with an established development platform, while reducing their time-to-market. ASO is a production-ready software package containing both control and data plane code as well as mature software development tools.

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

A recent addition to Hifn’s compression solutions is the Virtual Tape Library (“VTL”) Express and VTL Express Mini compression boards. The VTL Express family optimizes our customer’s VTL products for backup and restore operations utilizing the industry standard LZS compression algorithm, while providing a high-assurance solution in an easy to integrate board. The newest addition to the family, the VTL Express Mini provides 600MB of compression performance in a half-height board. This new form factor opens up VTL compression capabilities for our customer to use in their 1U and 2U high solutions.

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

Pattern Matching Architecture. Hifn introduced a technology which accelerates regular expression pattern matching (“HPM”), a key search function in security systems such as, Anti-Virus, Anti-Spam and Intrusion Detection/Prevention. HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed they can detect signatures. This technology is a software solution and has two (2) patents pending that cover the ability to discover patterns within a stream of data.

Intellectual Property

Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, maskwork and copyright laws to protect our intellectual property. We own twenty-four (24) United States patents and eight foreign patents. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, pattern matching and rate shaping technologies and have expiration dates ranging from 2006 to 2022. We also have three pending patent applications in the United States and a total of fourteen (14) in Europe, Asia and Australia covering flow classification, cryptographic packet processing and pattern matching. We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology. See “Item 1A. Risk Factors — Our Success Depends Upon Protecting Our Intellectual Property.”

As is typical in the semiconductor industry, we may in the future receive communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation regarding intellectual property, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our business and operating results. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. See “Item 1A. Risk Factors — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change” and “— Our Success Depends Upon Protecting Our Intellectual Property.”

In addition, we claim copyright protection for certain proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. Furthermore, the laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property. See “Item 1A. Risk Factors — We Face Risks Associated With Our International Business Activities.”

Export Restrictions on Encryption Algorithms

A key element of Hifn’s packet processor architecture is the encryption algorithms embedded in our semiconductor and software products. These products are subject to export control regulations administered by the U.S. Department of Commerce. The regulations permit our domestic network equipment customers to export non-military specific products incorporating our encryption technology only after the finished product has received a one-time technical review from the Department of Commerce. In addition, those U.S. export control laws prohibit the export of many products, including any products with encryption, to a number of countries deemed hostile by the U.S. government. Furthermore, U.S. government regulations require export licenses from the Department of State for all military-specific products. The sale of our packet processors could be hindered or harmed by the failure of our network equipment customers to obtain the required technical reviews or by the costs of compliance. See “Sales, Marketing & Technical Support” and “Item 1A. Risk Factors — Our Products Are Subject To Export Restrictions.”

Competition

The networking and storage equipment markets into which we sell our products are intensely competitive and are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, unit price erosion and the continued emergence of new industry standards. The semiconductor industry is also intensely competitive and is characterized by rapid technological change, product obsolescence and unit price erosion. We expect competition to increase in the future from existing competitors and from companies that may enter our existing or future markets, including certain customers, with similar or substitute solutions that may be less costly or provide better performance or features than our products. To be successful in the future, we must continue to respond promptly and effectively to changing customer performance, feature and pricing requirements, technological change and competitors’ innovations. We cannot assure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations. See “Item 1A. Risk Factors — Trends, Risks and Uncertainties — Our Markets Are Highly Competitive.”

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

We believe that important competitive factors in our markets are price-performance characteristics, rapid technological change, the continued emergence of new industry standards, length of development cycles, design wins with major network and storage equipment vendors, support for new network and storage standards, features and functionality, adaptability of products to specific applications, reliability, technical service and support and protection of products by effective utilization of intellectual property laws. Our failure to successfully develop products that compete successfully with those of other suppliers in the market would harm our business, financial condition and results of operations. In addition, we must compete for the services of qualified distributors and sales representatives. To the extent that our competitors offer such distributors or sales representatives more favorable terms on a higher volume of business, such distributors or sales representatives may decline to carry, or discontinue carrying, our products. Our business, financial condition and results of operations could be harmed by any failure to maintain and expand our distribution network. See “Item 1A. Risk Factors — Our Markets Are Highly Competitive.”

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

As of September 30, 2006, our research and development staff consisted of 117 employees, of which 52 are in the US. Our research and development expenditures were $21.0 million (including stock-based compensation expenses of $455,000) in the fiscal year ended September 30, 2006, $21.7 million in the fiscal year ended September 30, 2005 and $22.4 million in the fiscal year ended September 30, 2004, representing 48%, 47% and 53% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Carlsbad, California, Framingham, Massachusetts, Morrisville, North Carolina and Hangzhou, People’s Republic of China.

The acquisition of pattern matching technology in September 2004 and of certain assets of IBM in December 2003 further strengthened our strategy of expanding our current markets with technologies that are complementary to our core competencies. The addition of the new hardware, software and intellectual property to our product portfolio enables us to continue to broaden our reach into potentially high-margin markets. For example, these acquisitions enable us to expand our product base to include converged security appliances, emerging storage security markets, high-performance IPsec, acceleration for firewall applications, bandwidth management, and QoS and CoS functionality.

Our future performance depends on a number of factors, including our ability to identify emerging technological trends in our target markets, develop and maintain competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. In evaluating new product decisions, we must anticipate well in advance the future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. We cannot ensure that our design and introduction schedules for any additions and enhancements to our existing and future products will be able to be sold at prices that are favorable to us.

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

We cannot assure that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. The failure to successfully develop new products on a timely basis could have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

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

Semiconductor and software sales to Cisco Systems, Inc., an OEM producer of networking equipment, through its manufacturing subcontractors, comprised 50%, 49% and 41% of our net revenues for fiscal years ended September 30, 2006, 2005 and 2004, respectively. Semiconductor sales to Quantum Corporation, through its manufacturing subcontractor, represented 7%, 11% and 14% of our net revenues for fiscal years ended September 30, 2006, 2005 and 2004, respectively. Semiconductor sales to Huawei Technologies, Inc., an OEM producer of networking equipment, represented 13%, 10% and 14% of our net revenues for fiscal years ended September 30, 2006, 2005 and 2004, respectively. Our customers are not subject to any binding obligation to order from us. If our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. For example, during the three months ended September 30, 2006, a combined decrease of 49% in sales to Cisco and Quantum Corporation compared to the immediately preceding quarter resulted in significant reduction in our overall revenues and results of operations. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 1A. Risk Factors — We Depend Upon A Small Number Of Customers.”

Sales to customers within the United States totaled $16.7 million for 2006. Sales to customers outside the United States totaled $27.1 million, comprised of $18.1 million and $5.9 million in sales to Hong Kong and the rest of the Asia Pacific region, respectively, and $1.1 million in sales to North America (outside the U.S.) and $2.0 million in sales to Europe and the Middle East combined.

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

Manufacturing

Currently, we subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. The use of the fabless model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products. This model also allows us to have significantly reduced capital requirements.

We subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, IBM, Open Silicon and Philips Semiconductor. Our board manufacturing are subcontracted to Haugjia, Symprotec and Vai Precision. These manufacturers were selected based on the breadth of available technology, quality, manufacturing capacity and support for design tools that we use. None of our products are currently manufactured by more than one supplier. However, in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we expect that we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

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

For the foreseeable future, we intend to continue to rely on our subcontract manufacturers for substantially all of our manufacturing, assembly and test requirements. All of our subcontract manufacturers produce products for other companies. We do not have long-term manufacturing agreements with any of our subcontract manufacturers. Our subcontract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of our subcontract manufacturers.

We must place orders approximately 20 to 23 weeks in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. Our inability to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce our product revenue or increase our cost of revenue and could harm our business, financial condition and results of operations. See “Item 1A. Risk Factors — We Depend Upon Independent Manufacturers And Limited Sources Of Supply.”

Employees

As of September 30, 2006, Hifn employed a total of 176 full-time employees. Of the total number of employees, 117 were employed in research and development (65 were in China), 25 in sales and marketing (six were in China), seven in operations (one was in China) and 27 in finance and administration (11 were in China). Our employees are not represented by any collective bargaining agreement, we have never experienced a work stoppage and we believe our employee relations are good.

The competition for technical personnel in the industry in which we operate is intense, particularly for engineering personnel with related security, networking and integrated circuit design expertise, and applications support personnel with networking product design expertise. We believe our future success is heavily dependent upon our ability to hire and retain qualified personnel. To date, we believe we have been successful in recruiting qualified personnel however, there is no assurance that we will continue to be successful in the future. See “Item 1A. Risk Factors — We Depend Upon Key Personnel.”

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

Item 1A. Risk Factors

In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

 Restructuring Activities May Result In Unforeseen Negative Results To Operations And Customer Relations.

 On June 28, 2006 the Company announced a restructuring that reduced engineering personnel and associated operating expenses in an effort to return to profitability. Certain development projects were cancelled. The Company does not expect the cancellation of these projects to have an adverse effect on customer relations but this cannot be assured.  With redirected engineering effort, particularly in the area of network processing, customers may accelerate their migration from existing designs to alternative solutions from our competitors. The restructure may not achieve the expected benefits, and future restructuring may be necessary.

With the closing of the Carlsbad, California facility, the order fulfillment function was transferred to our Los Gatos, California facility during the last quarter of fiscal 2006. This move may affect the timely shipments of product to the Company's customers.

The restructuring significantly reduced the research and development resources in the United States.  While the Company believes that the relations with the employees still remain good, it is possible that the Company may experience unanticipated turnover from the remaining staff.

The Company May Have Difficulty Establishing Adequate Management, Legal, and Financial Controls in the People’s Republic of China.

    The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. The Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The Peoples Republic of China. As a result of these factors, it may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards.

If we are unable to protect our proprietary technology in China, our ability to succeed will be harmed.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of the attention of our technical and management personnel.

Our Contractual Arrangement with Hangzhou Ansai Information Technology May Not Be As Effective as Direct Ownership.

Since the People's Republic of China (“PRC”) regulations do not allow a wholly foreign-owned enterprise to contract with the Chinese government, Hifn opted to create a contractually controlled company called Hangzhou Ansai Information Technology Co., Ltd. (“Ansai”), to expand our business in the PRC. Hifn International, one of the subsidiaries of Hifn, controls Ansai by contractual arrangement only and does not have any equity ownership in the company. These contractual arrangements may not provide control over Ansai similar to that of direct ownership.

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

These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve these markets. Our ability to generate significant revenue in the network and storage equipment, virtual private network, network processor and iSCSI markets will depend upon, among other things, the following:

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

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the last three years are as follows:

	Year Ended September 30,
	2006	2005	2004
Cisco Systems, Inc.	50%	49%	41%
Huawei Technologies, Inc.	13%	10%	14%
Quantum Corporation	7%	11%	14%
	70%	70%	69%

Cisco, Quantum and Huawei are not under any binding obligation to order from us. A decline in our sales to Cisco, Quantum or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended September 30, 2006, sales to Quantum Corporation and Cisco decreased 81% and 44%, respectively, over revenues generated from each respective customer in the preceding quarter, significantly affecting the Company’s revenue levels and results of operations for the quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

The Length Of Time It Takes To Develop Our Products And Make A Sale To Our Customers May Impair Our Operating Results.

Our customers typically take a long time to evaluate our products. It usually takes our customers 3 to 6 months or more to test our products with an additional 9 to 18 months or more before they commence significant production of equipment incorporating our products. As a result of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and sales and marketing efforts on the one hand, and the generation of related revenues, if any, on the other hand. In addition, the delays inherent in such a lengthy sales cycle raise additional risks of customer decisions to cancel or change product plans, which could result in the loss of anticipated sales. Our business, financial condition and results of operations could suffer if customers reduce or delay orders or choose not to release products using our technology.

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

We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to their other customers’ products while reducing deliveries to us on short notice. In the past, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer, which caused a 3-month delay in shipments to our customers. We have also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

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

Toshiba Corporation manufactures products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 20 to 23 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease and our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

Our Success Depends Upon Protecting Our Intellectual Property.

Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-four (24) United States patents and eight foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2006 to 2022. We also have three pending patent applications in the United States and a total of fourteen (14) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We currently have an interim Chief Executive Officer. Since the departure of our prior Chairman, President and CEO, Christopher G. Kenber on November 9, 2006, we have been engaged in a search for a new CEO. Though we hope to hire a qualified candidate in the near term, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could materially adversely affect our business, financial conditions or results of operations.

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

As of September 30, 2006, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000). Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill and other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of September 30, 2006. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Item 1B. Unresolved Staff Comments

Item 2. Properties

Hifn’s corporate and technical headquarters are located in Los Gatos, California. We lease approximately 19,900 square feet of space in Los Gatos, California, under a lease that expires in September 2009. We also lease other facilities, including 2,700 square feet of design space in Carlsbad, California, under a lease that expires in August 2009; 4,200 square feet of design space in Framingham, Massachusetts, under a lease that expires in November 2011; 11,300 square feet of design space in Morrisville, North Carolina, under lease that expire in April 2009; 5,500 square feet of design space in Hangzhou, People’s Republic of China under leases that expires November 2006, April 2007 and March 2008, respectively; 11,500 square feet of design space in Beijing, People’s Republic of China under leases that expires March 2007 and April 2008, respectively; and small field sales offices in Charlotte and North Carolina. Additionally, we have international field offices in Hong Kong, the United Kingdom and the Netherlands.

Item 3.Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE AND OTHER OFFICERS OF HIFN

The following table sets forth certain information concerning the executive and other officers of the Company as of November 15, 2006:

Name	Age	Position
Albert E. Sisto	57	Chairman, Interim Chief Executive Officer
William R. Walker	65	Vice President of Finance, Chief Financial Officer and Secretary
Russell S. Dietz	43	Vice President and Chief Technical Officer
Kamran Malik, Ph.D.	54	Vice President of Engineering
Thomas A. Moore	49	Vice President of Sales, Marketing and Operations
Douglas L. Whiting, Ph.D	50	Chief Scientist and Director

Albert E. Sisto has served as out Chairman of the Board and interim Chief Executive Officer since November 2006 and has served as a director of Hifn since December 1998. From June 1999 to May 2006 he was President and Chief Executive Officer of Phoenix Technologies Ltd., a provider of Internet platform-enabling software, where he also served as Chairman of the Board of Directors. From November 1997 to June 1999, he was Chief Operating Officer of RSA Security, Inc., a subsidiary of Security Dynamics Technologies, Inc., and a provider of encryption technology. From September 1994 to October 1997, Mr. Sisto was Chairman, President and CEO of Documagix, Inc., a software developer of document imaging software. Mr. Sisto holds a B.E. degree from the Stevens Institute of Technology.

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

Price Range of Common Stock

Hifn’s Common Stock is traded on the Nasdaq Global Market under the symbol “HIFN.” The only class of Hifn securities that is traded is Hifn Common Stock. The following table lists quarterly information on the price range of the Common Stock based on the high and low reported close prices for the Common Stock as reported on the Nasdaq Global Market for the periods indicated below:

	High	Low
Fiscal Year Ended September 30, 2006:
Fourth Quarter	$6.24	$4.64
Third Quarter	8.02	5.28
Second Quarter	7.88	5.70
First Quarter	5.94	5.26

Fiscal Year Ended September 30, 2005:
Fourth Quarter	$7.26	$5.13
Third Quarter	7.47	5.40
Second Quarter	9.33	7.06
First Quarter	9.42	6.70

    On December 11, 2006, the reported last sale price of Common Stock on the Nasdaq Global Market was $5.18 per share and there were approximately 607 holders of record of our Common Stock.

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

Purchase of Equity Securities by the Issuer

On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The stock repurchase program expired on April 25, 2006. The Company did not repurchase any shares during the fiscal year ended September 30, 2006.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$43,764	$46,394	$42,142	$20,480	$21,791
Costs and operating expenses:
Cost of revenues	15,507	14,798	11,957	6,567	6,413
Research and development	20,983	21,721	22,418	20,329	18,221
Sales and marketing	7,382	7,515	7,324	7,211	8,445
General and administrative	6,984	5,332	4,492	3,862	12,309
Amortization of intangibles	3,161	3,296	3,062	1,319	10,480
Impairment of assets	292	—	—	3,919	27,366
Purchased in-process research & development	—	—	4,230	—	1,137
Loss from operations	(10,545)	(6,268)	(11,341)	(22,727)	(62,580)
Interest income, net	1,916	1,193	525	566	1,067
Other expense, net	(54)	(51)	(52)	(22)	(72)
Provision for (benefit from) income taxes	41	90	—	(1,842)	6,014
Net loss	$(8,724)	$(5,216)	$(10,868)	$(20,341)	$(67,599)
Net loss per share, basic and diluted	$(0.63)	$(0.38)	$(0.84)	$(1.89)	$(6.49)

Weighted average shares outstanding, basic and diluted	13,769	13,887	12,993	10,741	10,417

	September 30,
	2006	2005	2004	2003	2002
(in thousands)
Balance Sheet Data:
Cash and short-term investments	$38,777	$44,440	$50,032	$43,074	$54,666
Total assets	57,476	66,451	76,242	52,821	72,279
Working capital	40,199	42,755	46,711	35,465	44,071
Total debt	—	—	—	—	—
Total stockholders’ equity	50,685	56,756	64,229	41,117	56,656

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled "Item 1A. Risk Factors” and appearing elsewhere in this report. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K.

Overview

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader, as recognized by independent industry analyst firms, including The Linley Group, that supplies most major network equipment manufacturers (“OEMs”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), Virtual Tape Libraries (“VTLs”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and recently announced VTL Express boards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, Storage OEMs who design in a Hifn VTL Express board can offer their customers a storage solution that reduces the time to back-up their systems by 50%, saving time and money for the company.

Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and class of service (“CoS”), which enables businesses to enhance the effectiveness of their systems. Using QoS- or CoS-enabled network equipment, businesses can provide differentiated services to their customers or build new revenue streams based on available services. This capability is becoming more important to customers and end users as corporate networks are being flooded with VoIP and Video traffic. These types of traffic require the highest level of QoS to maintain its integrity and usefulness.

Additionally, Hifn announced in 2006 Hifn Pattern Matching (“HPM”) technology which accelerates regular expression pattern matching, a key search function in security systems such as, Anti-Virus, Anti-Spam and Intrusion Detection/Prevention. HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed they can detect signatures.

Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), complements our security processor business and expands our product offerings to include a programmable, yet deterministic, device that performs computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services.

Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	Year Ended September 30,
	2006	2005	2004
Cisco Systems, Inc.	50%	49%	41%
Huawei Technologies, Inc.	13%	10%	14%
Quantum Corporation	7%	11%	14%
	70%	70%	69%

    International sales comprised 62%, 65% and 68% of net revenues for fiscal 2006, 2005 and 2004, respectively, and we anticipate that international sales will continue to grow in the future.

In September 2004, Hifn acquired certain technology related to pattern matching core for $1.8 million in cash, including acquisition related costs. Assets acquired include developed and core technology and acquired workforce. In connection with this asset acquisition, in fiscal year 2005, we recognized $900,000 of engineering services expense for the completion of certain development milestones.

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

During the third quarter of fiscal 2006, our product plans changed as a result of a shift in customer feature requirements and demand. Consequently, certain long-lived and intangible assets associated with terminated projects were impaired and we recorded a charge of $292,000. The impairment was calculated using the full unamortized balance of the asset at the date of impairment.

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

Restructuring Charges

On June 28, 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of their expanding development capacity in China. The actions were aimed to reduce the company’s cost structure, including a reduction in its North America workforce by 43 employees, which represented about 21% of its overall workforce at the time, the impact of the termination of certain engineering projects and the closure of the facility in Carlsbad, California.

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of September 30, 2006	Balance September 30, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$53	$5
Research and development	471	(17)	454	-
Sales and marketing	59		59	-
General and administrative	24		24	-
Total	$618	$(23)	$590	$5

Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery

The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the Statement of Operations.

Termination Of Operating Lease

As part of the restructure, the company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. At September 30, 2006, the remaining lease obligation is estimated to be $1.5 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the September quarter for the relocation of operations and equipment from the closing facility. At September 30, 2006, $555,000 was included in accrued expenses and other current liabilities in the accompanying balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of September 30, 2006 amounts to $995,000. The majority of the expenses, with the exception of the lease, were paid during the last quarter of fiscal year 2006. These payments were funded by available cash on hand.

Critical Accounting Policies

The financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition. We derive our revenue from the sale of processors and software license fees. Customers comprise primarily OEMs and, to a lesser extent, distributors. Revenue from the sale of processors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party. At the time of shipment to distributors, we record a trade receivable for the purchase price based on the Company’s legally enforceable right to payment. Additionally, since legal right for the inventory transfers to the distributors, inventory is relieved at the carrying value of the products shipped. The related gross margin is recognized as a liability and recorded as deferred income.

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

We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred software license revenue balance as of September 30, 2006 was $307,000 and included approximately $69,000 in exchange rights for unsold licenses.

Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. As a result of unfavorable economic conditions and decreased demand for semiconductor devices, in fiscal 2001, we recorded, as a charge to cost of sales, a provision for excess inventory of $3.4 million. In fiscal year 2006 we recorded, as a charge to cost of sales, an additional $603,000 for excess inventory. In fiscal year 2005, we recognized gross margin benefits of $137,000, as a result of the sale of inventories that had been previously written down. During the fourth quarter of fiscal 2006 we scrapped inventory with a reserved value of $1.7 million. As of September 30, 2006, inventories of $1.0 million at original purchase price that were subsequently written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

We are subject to technological change, new product development, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets, including property and equipment, acquired intangible assets and licensed intellectual property, whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business. During the third quarter of fiscal 2006, the Company’s product plans changed as a result of a shift in customer feature requirements and demand. Consequently, assets associated with terminated projects were impaired and resulted in a charge of $292,000. The impairment charge was based on the present value of management estimates of future cash flows.

In accordance with SFAS 142, the value of goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that their carrying value may not be recoverable. Other intangible assets will continue to be amortized over their useful lives. The carrying value of goodwill was approximately $1.0 million at September 30, 2006. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

Allowance for doubtful accounts receivable. We estimate uncollectible accounts receivable at each reporting period. Specifically, we analyze the aging of accounts receivable, bad debt history, payment history, customer concentration, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, we review our accounts payable and accrued liabilities balances at each reporting period, and accrue liabilities as appropriate. Our analysis includes consideration of items such as product design and manufacturing activities, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending and anticipated changes in the cost of services.

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

Stock-Based Compensation

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended September 30,
	2006	2005	2004
Net revenues:
Processors	92%	91%	85%
Software licenses and other	8	9	15
Total net revenues	100	100	100
Costs and operating expenses:
Cost of revenues - processors	34	31	27
Cost of revenues - software licenses and other	1	1	1
Research and development	48	47	53
Sales and marketing	17	16	17
General and administrative	16	11	11
Amortization of intangibles	7	7	8
Impairment of assets	1	—	—
Purchased in-process research & development	—	—	10
Total costs and operating expenses	124	113	127
Loss from operations	(24)	(13)	(27)
Interest and other income, net	4	2	1
Loss before income taxes	(20)	(11)	(26)
Provision for income taxes	—	—	—
Net loss	(20)%	(11)%	(26)%

Years Ended September 30, 2006, 2005 and 2004

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Year Ended September 30,
	2006		2005		2004		2006 vs. 2005 Change	2005 vs. 2004 Change
(dollars in thousands)		% of net revenues		% of net revenues		% of net revenues
Processors	$40,262	92%	$42,055	91%	$35,773	85%	(4)%	18%
Software licenses and other	3,502	8%	4,339	9%	6,369	15%	(19)%	(32)%
	$43,764	100%	$46,394	100%	$42,142	100%	(6)%	10%

Net revenues decreased by $2.6 million in fiscal 2006 as compared to fiscal 2005. The decrease reflects the net effect of a decrease in processor revenues and software license and royalties of $1.8 million and $837,000, respectively. The decrease in processor revenues was mainly attributable to a change in the timing of purchases from one of our major customers, leading to a significant reduction in there inventory that reduced Hifn deliveries. The average selling price of these processors remained at relatively the same levels. The decrease in revenues from software license and royalties resulted from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

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

Semiconductor and software sales to our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	Year Ended September 30,
	2006	2005	2004
Cisco Systems, Inc.	50%	49%	41%
Huawei Technologies, Inc.	13%	10%	14%
Quantum Corporation	7%	11%	14%
	70%	70%	69%

No other customers accounted for more than 10% of revenues in the periods presented.

Cost of Revenues.

Cost of revenues by category, as a percentage of the respective revenue category and the year-over-year change were as follows:

	Year Ended September 30,
	2006		2005		2004
(dollars in thousands)		% of revenue category		% of revenue category		% of revenue category	2006 vs. 2005 Change	2005 vs. 2004 Change
Processors	$15,001	37%	$14,246	34%	$11,477	32%	5%	24%
Software licenses and other	506	14%	552	13%	480	8%	(8)%	15%
	$15,507	35%	$14,798	32%	$11,957	28%	5%	24%

 Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased three percentage points for fiscal 2006 as compared to the same period in fiscal 2005. During fiscal 2006 we recorded, as a charge to cost of sales, $603,000 for excess inventory, as compared to a benefit of $139,000 in fiscal 2005. As a result, processor cost of revenues as a percentage of net revenues increased two percent. Operational costs increased $128,000, mainly as a result of a combination of higher average salary rates, severance cost of $64,000 and increased activities in China. Cost of processor revenues as a percentage of net processor revenues increased two percentage points for fiscal 2005 as compared to the same period in fiscal 2004. The Company’s product offerings in fiscal 2005 included a higher proportion of network processors, which carry a higher cost, both in absolute dollars and as a percentage of revenues, as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues increased. During fiscal 2005 and 2004, we sold $139,000 and $560,000, respectively, in inventories that had previously been written down.

Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The decreasing trend in such costs, in absolute dollars, is attributable to the decrease in the number of full-time-equivalent staff allocated to provide support and maintenance. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

Research and Development.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Research & development expenses	$20,983	$21,721	$22,418	(3)%	(3)%
As a percentage of net revenues	48%	47%	53%

Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $738,000 in fiscal 2006 as compared to fiscal 2005. The decrease is attributable to decreases of $2.2 million in non-recurring engineering costs associated with project cancellations during the June 2006 restructure, tape-out, mask activities and qualification testing of products under development, $140,000 in engineering and consulting services as outsourced projects were completed, $350,000 in building expenses due to the expiration of a lease, together with a reduction of $201,000 in travel and entertainment and other expenses. These decreases were partially offset by increases in depreciation, supplies and miscellaneous expense of $776,000, mainly due to increased activities in China and $1.4 million in salaries and benefits expense mainly as a result of a combination of higher average salary rates, and the addition of seventeen engineers at our China location, together with involuntarily termination costs of $454,000 and $456,000 as a result of the adoption of FAS 123(R). These increases, in salaries and benefit, were partially offset by a decrease in headcount of thirty five people as part of the June 2006 restructure.

Research and development expenses decreased $697,000 in fiscal 2005 as compared to fiscal 2004. The decrease is attributable to decreases of $478,000 in non-recurring engineering costs associated with tape-out, mask activities and qualification testing of products under development, $214,000 in engineering and consulting services (which reflects the net effect of a reduction of $481,000 in consulting fees related to the transition and transfer of the technical designs of the IBM network processors and $633,000 in other services as outsourced projects were completed, offset by an increase of $900,000 in engineering services for milestone deliveries related to the pattern matching technology development), $587,000 in software tools and maintenance expense, which is a result of the consolidation of certain software tools and maintenance arrangements coupled with the termination of any such arrangements related to completed projects. These decreases were offset by an increase of $650,000 in salaries and benefits expense mainly as a result of a combination of higher average salary rates on twenty-three additional engineers hired during fiscal 2005.

In June, 2006 we instituted a reduction in force which primarily effected the research and development activity and therefore expect a reduction in our research and development expenses in the next fiscal period. In addition, a number of projects were cancelled which reduced research and development expense in the fourth fiscal quarter of 2006. Research and development activities will continue but at a reduced monetary level with much of the product development being conducted in lower cost areas. However, we cannot assure that our product development programs will be successful or that products resulting from such programs will achieve market acceptance.

Sales and Marketing.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Sales & marketing expenses	$7,382	$7,515	$7,324	(2)%	3%
As a percentage of net revenues	17%	16%	17%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses decreased $133,000 in fiscal 2006 over the same period in fiscal 2005. The decrease is the net effect of a decrease in sales representative commissions of $268,000 due to lower sales, $80,000 in building expenses due to the expiration of a lease and $15,000 in miscellaneous and other expenses. The decrease was partially offset by increased salaries and benefits of $167,000 due to a combination of higher average salary rates in connection with the employee performance reviews at the beginning of the fiscal year (partially offset by a reduction in headcount) and $172,000 in stock-based compensation expense as a result of the adoption of SFAS 123(R) and an increase in tradeshow expenses of $63,000.

Sales and marketing expenses increased $191,000 in fiscal 2005 over the same period in fiscal 2004. The increase is the net effect of an increase in salaries and benefits of $128,000 due to salary increases in connection with the employee performance reviews at the beginning of the fiscal year coupled with an increase of $66,000 in travel expenses as a result of increased international and sales conference related travels.

General and Administrative.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
General & administrative expenses	$6,984	$5,332	$4,492	31%	19%
As a percentage of net revenues	16%	11%	11%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $1.7 million in fiscal 2006. The increase primarily relates to an increase in salaries and benefits of $740,000 as a result of a combination of higher average salary rates in connection with the employee performance reviews at the beginning of the fiscal year, executive bonuses and $341,000 as a result of the adoption of SFAS 123(R), $436,000 in building expenses due to the closure of our Carlsbad location, which was partially offset by a reduction in lease cost due to the expiration of a lease and $476,000 in professional services, miscellaneous and other expenses, mainly due to the reduction in reserves for professional services and bad debt in June 2005, together with some professional services incurred during fiscal year 2006.

General and administrative expenses increased $840,000 in fiscal 2005, primarily as a result of an increase in accounting and outside consulting services costs of $672,000 for work related to internal control documentation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in salaries and benefits of $168,000 in connection with the employee performance reviews at the beginning of the fiscal year.

Amortization of Intangibles.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Amortization of intangibles	$3,161	$3,296	$3,062	(4)%	8%
As a percentage of net revenues	7%	7%	8%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $135,000 in fiscal 2006 as compared to fiscal 2005 as a result of the full amortization of previously capitalized intangible assets related to the Apptitude and C-Sky asset acquisitions.

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

Impairment of Assets.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Impairment of assets	$292	$ -	$ -	N/A	-
As a percentage of net revenues	1%	-	-

      On June 28, 2006 the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and resulted in the termination of certain engineering projects. The terminated projects resulted in the impairment of certain software assets of $292,000.

Purchased In-Process Research and Development.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Purchased in-process research & development	$ -	$ -	$4,230	-	(100)%
As a percentage of net revenues	-	-	10%

Purchased in-process research and development in fiscal 2004 include $893,000 related to the purchase of certain assets for embedded processor technology and $3.3 million related to the purchase of certain assets and intellectual property for programmable network processors designed for network traffic related to the IBM network processor product line. The allocated amount of $3.3 million, related to two projects, was determined by management based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete, but the project was cancelled as part of the June 28, 2006 restructure. The fair value of the projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. The allocated value related to the purchase of certain assets for embedded processor technology of $893,000 was determined by management based on established valuation techniques and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed.

Interest and Other Income, Net.
	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Interest income	$1,927	$1,264	$580	52%	118%
Interest expense	(11)	(71)	(55)	85%	29%
Other expense, net	(54)	(51)	(52)	(6)%	(2)%
Interest & other income, net	$1,862	$1,142	$473	63%	141%
As a percentage of net revenues	4%	2%	1%

Interest and other income, net, increased $720,000 in fiscal 2006 as compared to fiscal 2005 and increased $669,000 in fiscal 2005 as compared to fiscal 2004. The increase in fiscal 2006 was primarily as a result the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates. The increase in fiscal 2005 was primarily a result of a higher average cash balance during the periods due to additional cash generated from the private financing completed in February 2004 as well as the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

Income Taxes.

	Year Ended September 30,
(dollars in thousands)	2006	2005	2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Provision for income taxes	$ 41	$ 90	$ -	(54)%	N/A
As a percentage of net revenues	Less than 1%	Less than 1%	-

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the years ended September 30, 2006, 2005 and 2004. The provision for income taxes for fiscal 2006 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:
	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Net cash used in operating activities	$(5,490)	(1,479)	(6,351)
Net cash provided by (used in) operating activities	1,328	10,807	(50,913)
Net cash provided by (used in) financing activities	1,420	(2,965)	33,000
Net increase (decrease) in cash and cash equivalents	$(2,742)	$6,363	$(24,264)

 Operating Activities. Net cash used in operating activities was $5.5 million for fiscal 2006 resulting from net loss during the period of $8.7 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $1.8 million, amortization of intangibles related to acquired technologies of $3.2 million, an impairment of certain software assets in the amount of $292,000, stock-based compensation expenses of $977,000, a loss of $38,000 on the disposition of fixed assets and the net change in assets and liabilities comprised of a decrease in accounts receivable of $454,000, reflecting a shift in the timing of shipments and payments during the last quarter of fiscal 2006 as compared to fiscal 2005, an increase in accounts payable of $148,000 as a result of the timing of purchases and a decrease in inventories of $108,000, net of $950,000 in additions to the provision for excess and obsolete inventory. Contributing to cash used in operations was an increase in prepaid expenses and other current assets of $768,000, mainly due to the addition of prepaid maintenance and licenses agreements in China, an increase in other assets of $178,000, mainly as a result of additions in licensed software and a decrease in accrued expenses and other current liabilities of $2.8 million reflecting a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments as well as for non-recurring engineering cost.

In fiscal 2005, net cash used in operating activities was $1.5 million for fiscal 2005 resulting from net loss during the period of $5.2 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $1.5 million, amortization of intangibles related to acquired technologies of $3.3 million and the net change in assets and liabilities comprised of a decrease in accounts receivable of $582,000, reflecting lower revenue levels during the last month of fiscal 2005 as compared to the last month of fiscal 2004, a decrease in prepaid expenses and other current assets of $185,000 due to reductions in prepaid rent, resulting from the overall decrease in facility square footage and monthly rental cost, and prepaid maintenance and licenses resulting from the non-renewal of license and maintenance agreements related to completed projects, and an increase in accrued expenses and other current liabilities of $262,000 reflecting the net effect of an increase in deferred income and revenues which relate to the timing of customer purchases of license and maintenance contracts amortizable over the service or license term and distributor sell-through of purchased processors, offset by a reduction in accrued vacant facility lease cost in accordance with scheduled amortization. Contributing to cash used in operations was an increase in inventories of $85,000, a decrease in other assets of $163,000, mainly as a result of a decrease in licensed software and a decrease in accounts payable of $1.9 million as a result of the timing of purchases of inventory and software maintenance tools.

In fiscal 2004, net cash used in operating activities was $6.4 million and was the result of net loss of $10.9 million, adjusted for non-cash items including purchased in-process research and development of $4.2 million, depreciation and amortization of fixed assets of $2.0 million, amortization of intangibles related to acquired technologies of $3.1 million, which includes $2.4 million in amortization of the acquired backlog and technology related to the IBM network processor product line, amortization of deferred stock compensation of $138,000 and loss on disposal of leasehold improvements of $175,000 related to an expired lease, as well as an increases in accounts payable of $1.7 million attributable to purchases of inventory, corresponding with increased revenues. These adjustments were offset by increases in accounts receivable of $3.0 million and inventories of $1.6 million, as a result of increased revenues. Also contributing to net cash used in operating activities was a decrease in accrued expenses and other current liabilities of $1.9 million as a result of a reduction in deferred revenues and accrued non-recurring engineering costs.

Investing Activities. Net cash provided by investing activities in fiscal 2006 of $1.3 million reflects the net sale of short-term investments of $2.9 million offset by the purchase of property and equipment of $1.6 million. Net cash provided by investing activities in fiscal 2005 of $10.8 million reflects the net sale of short-term investments of $12.0 million as the Company shifted its portfolio mix from government agency obligations to higher-yielding instruments like corporate obligations and commercial paper as interest rates were increasing, and the purchase of property and equipment of $1.2 million for office and computer equipment. Net cash used in investing activities in fiscal 2004 of $50.9 million reflects the purchase of certain assets and intellectual property for $18.7 million, including $15.9 million related to the IBM network processor product line and $1.8 million related to the purchase of pattern matching technology, the net purchase of short-term investments of $31.3 million utilizing the proceeds from the private placement financing and the purchase of property and equipment of $931,000.

Financing Activities. Cash provided by financing activities in fiscal 2006 was $1.4 million and was the result of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.6 million offset by installment payments on acquired software licenses of $219,000. Cash used in financing activities in fiscal 2005 was $3.0 million and was the result of the repurchase of approximately 693,000 of our outstanding common stock for $4.3 million and installment payments on acquired software licenses of $696,000, offset by cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $2.0 million. Cash provided by financing activities in fiscal 2004 was $33.0 million and was comprised of net proceeds from the private placement financing of $30.9 million, cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $3.0 million offset by installment payments on acquired software licenses of $892,000. On February 6, 2004, the Company entered into a securities purchase agreement with certain investors for the private placement of 2.2 million shares of the Company’s common stock at a price of $15.00 per share for aggregate proceeds of $30.9 million, net of expenses of approximately $2.1 million. The net proceeds are used for working capital and general corporate purposes, and may be used for strategic purposes in connection with selected acquisitions that may be considered in the future to expand its product and service offerings. The shares were issued and paid for on February 6, 2004.

The Company’s inventory balance at September 30, 2006 reflected a decrease of $108,000 as compared to the balance as of September 30, 2005. The decrease in inventory was a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter offset by an increase in our reserve for excess and obsolete inventory of $950,000. The Company’s inventory turns for the year ended September 30, 2006 were 7.2 times as compared to 6.8 times for the year ended September 30, 2005. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, decreased $457,000 to $4.6 million, as of September 30, 2006, reflecting a shift in the timing of shipments and payments during the last quarter of fiscal 2006 as compared to fiscal 2005.

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

Common Stock Repurchase. On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program were dependent upon market conditions and corporate and regulatory considerations. The purchases were funded from available working capital. The stock repurchase program expired on April 25, 2006. The Company did not repurchase any shares during fiscal year 2006. As of the expiration date of the program a total of 692,894 shares have been repurchased under the program, which shares are held in treasury stock, at a cost of $4.3 million.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through June 2010, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2006 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$5,181	$2,106	$2,509	$546	$20
Inventory purchases	3,491	3,491	-	-	-
Non-recurring engineering expense	510	510	-	-	-
Totals	$9,182	$6,107	$2,509	$546	$20

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of September 30, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. The adoption of SAB 108 is not expected to have a material effect on its financial position, cash flows, and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. We maintain a conservative investment policy, which focuses on safety and principal preservation of our invested funds. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2006 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk. All of our sales and the majority of cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to any significant foreign exchange rate fluctuations. To date, we have not incurred any significant gains and losses from such fluctuations.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of September 30, 2006 and 2005	40
Consolidated Statements of Operations
for the years ended September 30, 2006, 2005 and 2004	41
Consolidated Statements of Stockholders’ Equity
for the years ended September 30, 2006, 2005 and 2004	42
Consolidated Statements of Cash Flows
for the years ended September 30, 2006, 2005 and 2004	43
Notes to Consolidated Financial Statements	44
Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts
for the years ended September 30, 2006, 2005 and 2004	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of hi/fn, inc.:

We have completed integrated audits of hi/fn, inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers

San Jose, California
December 14, 2006

HIFN, INC
CONSOLIDATED BALANCE
(in thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,437	$23,179
Short-term investments	18,340	21,261
Accounts receivable, net of allowance for doubtful accounts of $107 and $104, respectively	4,614	5,071
Inventories	2,028	2,136
Prepaid expenses and other current assets	1,571	803
Total current assets	46,990	52,450
Property and equipment, net	2,356	1,846
Intangible assets, net	6,881	10,042
Other assets	1,249	2,113
	$57,476	$66,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,672	$1,743
Accrued expenses and other current liabilities	5,119	7,952
Total current liabilities	6,791	9,695

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,599,000 and 14,215,000 shares issued; and 13,906,000 and 13,522,000 outstanding, respectively	14	14
Additional paid-in capital	166,100	163,484
Accumulated other comprehensive loss	(1)	(38)
Accumulated deficit	(111,175)	(102,451)
Treasury stock, 693,000 and 693,000 outstanding shares, respectively, at cost	(4,253)	(4,253)
Total stockholders’ equity	50,685	56,756
	$57,476	$66,451

The accompanying notes are an integral part of these consolidated financial statements.

 HIFN, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2006	2005	2004

Net revenues:
Processors	$40,262	$42,055	$35,773
Software licenses and other	3,502	4,339	6,369
Total net revenues	43,764	46,394	42,142

Costs and operating expenses:
Cost of revenues - processors	15,001	14,246	11,477
Cost of revenues - software licenses and other	506	552	480
Research and development	20,983	21,721	22,418
Sales and marketing	7,382	7,515	7,324
General and administrative	6,984	5,332	4,492
Amortization of intangibles	3,161	3,296	3,062
Impairment of assets	292	—	—
Purchased in-process research & development	—	—	4,230
Total costs and operating expenses	54,309	52,662	53,483

Loss from operations	(10,545)	(6,268)	(11,341)
Interest income	1,927	1,264	580
Interest expense	(11)	(71)	(55)
Other expense, net	(54)	(51)	(52)
Loss before income taxes	(8,683)	(5,126)	(10,868)
Provision for income taxes	41	90	—
Net loss	$(8,724)	$(5,216)	$(10,868)
Net loss per share:
Basic and diluted	$(0.63)	$(0.38)	$(0.84)
Shares used in computing net loss per share:
Basic and diluted	13,769	13,887	12,993

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Deferred Stock-Based Compen-sation	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2003	11,201	$11	$(138)	$127,611	$-	$(86,367)	$-	$41,117
Net loss	-	-	-	-	-	(10,868)	-	(10,868)
Unrealized loss on financial instruments	-	-	-	-	(50)	-	-	(50)
Comprehensive loss								(10,918)
Issuance of common stock upon exercise of options	361	1	-	2,475	-	-	-	2,476
Amortization of deferred stock-based compensation	-	-	138	-	-	-	-	138
Issuance of common stock in relation to private placement financing, net of $2,100 in issuance costs	2,200	2	-	30,868	-	-	-	30,870
Issuance of common stock under employee stock purchase plan	106	-	-	546	-	-	-	546
Balance at September 30, 2004	13,868	$14	$-	$161,500	$(50)	$(97,235)	$-	$64,229

Net loss	-	-	-	-	-	(5,216)	-	(5,216)
Unrealized gain on financial instruments	-	-	-	-	12	-	-	12
Comprehensive loss								(5,204)
Repurchase of common stock, at cost	(693)	-	-		-	-	(4,253)	(4,253)
Issuance of common stock upon exercise of options	161	-	-	962	-	-	-	962
Issuance of common stock under employee stock purchase plan	186	-	-	1,022	-	-	-	1,022
Balance at September 30, 2005	13,522	$14	$-	$163,484	$(38)	$(102,451)	$(4,253)	$56,756

Net loss	-	-	-	-	-	(8,724)	-	(8,724)
Unrealized gain on financial instruments	-	-	-	-	37	-	-	37
Comprehensive loss								(8,687)
Stock-based compensation	-	-	-	977				977
Issuance of common stock upon exercise of options	176	-	-	705	-	-	-	705
Issuance of common stock under employee stock purchase plan	208	-	-	934	-	-	-	934
Balance at September 30, 2006	13,906	$14	$-	$166,100	$(1)	$(111,175)	$(4,253)	$50,685

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(8,724)	$(5,216)	$(10,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,832	1,544	2,049
Loss on disposal of fixed assets	38	-	175
Amortization of intangible assets	3,161	3,296	3,062
Asset impairment	292	-	-
Stock-based compensation expense	977	-	-
Provision for excess and obsolete inventory	950	-	-
Amortization of deferred stock-based compensation	-	-	138
Purchased in-process research and development	-	-	4,230
Allowance for doubtful accounts	3	-	57
Changes in assets and liabilities:
Accounts receivable	454	582	(2,995)
Inventories	(842)	(85)	(1,629)
Prepaid expenses and other current assets	(768)	185	37
Other assets	(178)	(163)	(415)
Accounts payable	148	(1,884)	1,699
Accrued expenses and other current liabilities	(2,833)	262	(1,891)
Net cash used in operating activities	(5,490)	(1,479)	(6,351)
Cash flows from investing activities:
Sales and maturities of short-term investments	25,959	41,948	28,508
Purchases of short-term investments	(23,001)	(29,981)	(59,780)
Purchases of intellectual property	-	-	(18,710)
Purchases of property and equipment	(1,630)	(1,160)	(931)
Net cash provided by (used in) investing activities	1,328	10,807	(50,913)
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	1,639	1,984	3,022
Proceeds from issuance of common stock in relation to private placement financing, net of costs	-	-	30,870
Repurchase of common stock, at cost	-	(4,253)	-
Installment payments on acquisition of software licenses	(219)	(696)	(892)
Net cash provided by (used in) financing activities	1,420	(2,965)	33,000
Net increase (decrease) in cash and cash equivalents	(2,742)	6,363	(24,264)
Cash and cash equivalents at beginning of period	23,179	16,816	41,080
Cash and cash equivalents at end of period	$20,437	$23,179	$16,816

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

On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program were dependent upon market conditions and corporate and regulatory considerations. The purchases were funded from available working capital. The stock repurchase program expired on April 25, 2006. The Company repurchased a total of 692,894 shares under the program, which shares have been held in treasury stock, at a cost of $4.3 million.

The Company has an accumulated deficit of $111.2 million as of September 30, 2006 and has incurred a net loss of $8.7 million during the year ended September 30, 2006. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International, and its subsidiary, Saian Microsystems together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including those in relation to revenue recognition, allowance for doubtful accounts, valuation of financial instruments, valuation of long-lived assets and goodwill, asset impairment, inventory valuation including excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Restructuring Charges

On June 28, 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of their expanding development capacity in China. The actions were aimed to reduce the company’s cost structure, including a reduction in its North America workforce by 43 employees, which represented about 21% of its overall workforce at the time, the impact of the termination of certain engineering projects and the closure of the facility in Carlsbad, California.

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of September 30, 2006	Balance September 30, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$53	$5
Research and development	471	(17)	454	-
Sales and marketing	59		59	-
General and administrative	24		24	-
Total	$618	$(23)	$590	$5

Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery

The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the Statement of Operations.

Termination Of Operating Lease

As part of the restructure, the company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued for during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of estimated sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. At September 30, 2006, the remaining lease obligation is $1.5 million, which will be paid monthly for the remainder of the lease contract period. Additional cost of $74,000 was incurred in the September quarter for the relocation of operations and equipment from the closing facility. At September 30, 2006, $555,000 was included in accrued expenses and other current liabilities in the accompanying balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of September 30, 2006 amounts to $995,000. The majority of the expenses, with the exception of the lease, were paid during the last quarter of fiscal year 2006. These payments were funded by available cash on hand.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments consist primarily of commercial paper with maturities less than 90 days, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in corporate and government agency obligations and commercial paper. At September 30, 2006, all short-term investments were classified as available-for-sale and carried at market value. Realized gains or losses are determined based on specific identification and are reflected in interest income.  Realized gains or losses were not significant in fiscal 2006, 2005, and 2004.  Net unrealized gains or losses are recorded directly in stockholders' equity as other comprehensive income or loss.

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

Substantially all of the Company’s customers are OEMs or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2006, three customers accounted for 25%, 21% and 14%, respectively, of total accounts receivable. The same three customers accounted for 32%, 15% and 12%, respectively, of total accounts receivable at September 30, 2005. Management believes that its credit policies which include credit evaluations of customers and, where necessary, imposition of stricter credit restrictions, substantially mitigate such concentrated credit risk. Allowance for doubtful accounts is determined based upon specific identification of potentially uncollectible accounts. Bad debt expenses were not significant in fiscal 2006, 2005 and 2004.

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

Long-Lived Assets and Goodwill

Identifiable finite-lived intangible assets are generally comprised of purchased intellectual property, core technology, workforce and patents, and are amortized on a straight-line basis over the estimated useful lives of the assets. Such useful lives range from two to five years. The Company evaluates the recovery of finite-lived intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The assessment of possible impairment is based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the estimated fair value of such assets. If we determine that the carrying value may not be recoverable, we measure impairment by using the projected discounted cash flow method.

On June 28, 2006 the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and resulted in the termination of certain engineering projects. The terminated projects resulted in the impairment of certain software assets of $292,000.

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. As of September 30, 2006, the Company has goodwill of $1.0 million. With the issuance of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead tested for impairment annually and whenever events or circumstances occur that indicate possible impairment. The Company performs its annual impairment testing each May 31. The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net asset value.

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

Research and Development Costs

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2006 or 2005.

Stock-Based Compensation

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

Stock-based compensation expense related to employee stock options and employee stock purchases and recognized under SFAS 123(R) for the fiscal year ended September 30, 2006, was $977,000. Under the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods need not be restated to reflect or include the effect of SFAS 123(R). Accordingly, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the fiscal year 2005 and 2004.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company attributes the value of stock-based compensation expense on a straight-line single option method, the same method used for share-based payment awards granted on or prior to September 30, 2005. As stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

    Prior to October 1, 2005, the Company accounted for its employee stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure” were also provided.

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

Foreign Currency Translation

The U. S. dollar is the functional currency of the company’s subsidiaries. Gains or losses from transactions of foreign subsidiaries are included in other expenses, net. Such gains and losses were not material for any of the periods presented.

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

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. The adoption of SAB 108 is not expected to have a material effect on its financial position, cash flows, and results of operations.

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

In December 2003, the Company acquired certain assets, intellectual property and technical designs related to International Business Machines Corporation’s (“IBM”) network processor product line for approximately $15.9 million in cash, which included $200,000 in estimated acquisition related costs. The purchase price was allocated by management to assets acquired based on their fair values as follows (in thousands):

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

The amount allocated to purchased in-process research and development was determined by management after considering, among other factors, input provided by an independent appraisal based on established valuation techniques in the semiconductor industry and was expensed upon acquisition because technological feasibility had not been established and no alternative future uses exist. The acquired technology includes development work on the next generation network processor (increasing speed and density while reducing die size) which was approximately 85% complete , but the project was cancelled as part of the June 28, 2006 restructure. The fair value of two projects containing in-process technology in development was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including the failure to achieve technical viability, rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products.

In September 2002, the Company acquired certain assets and intellectual property from a development stage company for cash consideration of $2.2 million. The Company allocated the total consideration to assets purchased and in-process research and development. The amounts allocated to core technology and workforce of $639,000 and $255,000, respectively, were recorded as intangible assets and are being amortized on a straight-line basis over a period of two and fours years, respectively. The full amount was amortized as of September 30, 2006. The design team of 15 engineers related to the acquired intellectual property joined the Company effective October 1, 2002. Purchased in-process research and development of $1.1 million related to processing of IPsec packets, representing the portion of the acquired technology that was not part of the identifiable core, was expensed at the time of purchase as a one-time charge because technological feasibility had not been established.

NOTE 4 — BALANCE SHEET DETAILS
		September 30,
		2006	2005
		(in thousands)
Property and equipment:
Computer equipment		$7,932	$7,208
Furniture and fixtures		1,068	1,050
Leasehold improvements		778	1,043
Office equipment		911	896
		10,689	10,197
Less: accumulated depreciation		(8,333)	(8,351)
		$2,356	$1,846
Intangible assets:
Developed and core technology		$14,196	$14,196
Workforce		159	159
		14,355	14,355
Less: accumulated amortization		(8,503)	(5,342)
		5,852	9,013
Goodwill		1,029	1,029
		$6,881	$10,042
The estimated future amortization expense related to intangible assets as of September 30, 2006 is as follows:
Fiscal year ending September 30,
2007	$2,910
2008	2,354
2009	588
Total estimated amortization	$5,852

Other assets:
Design tools and other licensed intellectual property		$916	$1,768
Refundable deposits		333	345
		$1,249	$2,113

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,560	$1,785
Accrued non-recurring engineering services and costs		510	2,883
Compensation and employee benefits		1,964	1,857
Deferred income and revenue		641	976
Income taxes payable		30	90
Other		414	361
		$5,119	$7,952

NOTE 5 — SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

	September 30, 2006				September 30, 2005
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
	(in thousands)
Corporate securities	$5,461	$-	$(8)	$5,453	$7,766	$-	$(24)	$7,742
Government agency obligations	-	-	-	-	2,398	-	(3)	2,395
Money market securities	31,964	7	-	31,971	33,402	1	(12)	33,391
Total available-for-sale securities	$37,425	$7	$(8)	$37,424	$43,566	$1	$(39)	$43,528

The classification and contractual maturities of available-for-sale securities is as follows:

	September 30,
	2006	2005
	(in thousands)
Included in:
Cash and cash equivalents	$19,084	$22,267
Short-term investments	18,340	21,261
	$37,424	$43,528
Contractual maturities:
Due in less than one year	$36,444	$43,528
Due from one to two years	980	-
	$37,424	$43,528

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

Outstanding options to purchase shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive impact to the following periods:

	Year Ended September 30,
	2006	2005	2004

Outstanding options to purchase common stock	3,539,998	4,161,531	4,159,770

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$11	$76	$-
Cash paid during the year for income taxes	136	71	11
Cash received during the year from refund of income taxes	-	64	174

Supplemental non-cash investing and financing activities:
Common stock issued in settlement of class action litigation	-	-	-
Acquisition of software licenses	-	-	1,393

NOTE 8 — STOCK OPTIONS AND EMPLOYEE BENEFITS

Employee Stock Option Plan

The 1996 Equity Incentive Plan (the “1996 Plan”) had 5,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

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

Accelerated Vesting of Stock Options. On August 23, 2005, the Company’s Board of Directors approved the vesting acceleration of unvested, “out-of-the-money” stock options awarded to employees and officers under its 1996 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the effectiveness SFAS No. 123R of approximately $5.0 million, and because many of the outstanding options have exercise prices in excess of current market values, thereby, not fully achieving their original objectives of incentive compensation and employee retention. A total of 1,011,000 shares were accelerated under the program, with exercise prices ranging from $7.22 to $18.58, and a weighted average exercise price of $9.68. Options held by non-employee directors were excluded from the vesting acceleration. Additionally, a holding period was imposed on 172,400 shares underlying the accelerated options held by the Company’s executive officers which effectively requires executive officers to refrain from selling any shares acquired upon the exercise of the options until the date on which the shares would have vested under the options’ original vesting term of four years.

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2003	2,134,769	3,593,946	$11.14
Options granted	(1,277,878)	1,277,878	10.42
Options exercised	—	(361,145)	6.85		$2,197
Options cancelled	350,909	(350,909)	13.00
Balance at September 30, 2004	1,207,800	4,159,770	11.13
Options granted	(549,600)	549,600	7.50
Options exercised	—	(161,293)	5.96		315
Options cancelled	358,611	(386,546)	15.00
Balance at September 30, 2005	1,016,811	4,161,531	10.50
Additional shared authorized	500,000
Options granted	(414,500)	414,500	6.67
Options exercised	—	(175,876)	4.00		419
Options cancelled	818,548	(860,157)	11.67
Balance at September 30, 2006	1,920,859	3,539,998	10.09

Fully vested and expected to vest at September 30, 2006		3,484,093	10.14	$5.69	430
Fully vested and execisable at September 30, 2006		3,099,804	10.58	5.64	430

Options exercisable as of September 30, 2006 includes 172,400 shares, with a weighted average exercise price of $10.88,

related to accelerated options held by the Company’s executive officers for which a holding period was imposed as described above.

Employee Stock Purchase Plan

In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 1,400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 208,039, 185,297 and 105,976 shares were issued during fiscal 2006, 2005 and 2004, respectively, at weighted average prices of $4.49, $5.52 and $5.15 per share, respectively. As of September 30, 2006, there were 580,444 shares available for future purchases under the ESPP.

Stock-Based Compensation under SFAS 123(R)

Effective October 1, 2005, the Company adopted SFAS 123(R), on the modified prospective application method, which requires the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors including employee stock options and employee stock purchases outstanding as of and awarded after October 1, 2005. The total stock-based compensation expense recognized for fiscal year ended September 30, 2006, was allocated as follows (in thousands):

Year Ended September 30, 2006
Cost of revenues	$9
Research and development	455
Sales and marketing	172
General and administrative	341
Total stock-based compensation expense	$977

    As of September 30, 2006, there was approximately $1.6 million of total stock-based compensation expense, net of estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average period of 2.32 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the fiscal year ended September 30, 2006, was an increase in net loss of $977,000 and an increase in net loss per share of $0.07. This includes stock-based compensation expenses for ESPP of $241,000 for the fiscal year ended September 30, 2006.

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

The fair value of employee stock options granted and employee stock purchased were estimated based on the following assumptions:

	Year Ended September 30,
	2006		2005		2004
	Stock Options	Purchase Plan	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted average fair value	$3.86	$1.43	$3.63	$2.14	$6.16	$2.85
Estimated life	5.44 years	0.49 years	3.24 years	0.49 years	3.74 years	0.48 years
Risk-free interest rate	4.41%	4.73%	3.61%	2.72%	3.00%	1.07%
Expected stock price volatility	62.4%	33.6%	59.1%	41.5%	77.7%	66.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

For purposes of pro forma disclosures under SFAS 123 for the fiscal years ended September 30, 2005 and 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and net loss per share for the fiscal years ended September 30, 2005 and 2004, were as follows (in thousands, except per share data):

	Year Ended September 30,
	2005	2004
	(dollars in thousands)

Net loss excluding stock-based compensation expense	$(5,216)	$(10,868)
Stock-based compensation expense	(10,682)	(8,003)
Net loss including stock-based compensation expense	$(15,898)	$(18,871)

Basic and diluted net loss per share excluding stock-based compensation expense	$(0.38)	$(0.84)
Stock-based compensation expense per share	$(0.76)	$(0.61)
Basic and diluted net loss per share including stock-based compensation expense	$(1.14)	$(1.45)

Stock Repurchase Program

On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company could repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program were dependent upon market conditions and corporate and regulatory considerations. The purchases were funded from available working capital. The stock repurchase program expired on April 25, 2006. The Company did not repurchase any shares during the fiscal year ended September 30, 2006, however, as of September 30, 2006, a total of 692,894 shares have been repurchased under the program, which shares are held in treasury stock, at a cost of $4.3 million.

Deferred Stock-Based Compensation

During fiscal 2000, the Company recognized deferred stock-based compensation of $8.3 million in connection with the acquisition of Apptitude. Such deferred stock-based compensation was amortized over the vesting period of the related options, ranging from six months to four years. As all deferred stock-based compensation were fully amortized as of September 30, 2004, there was no related amortization in fiscal year 2006 and 2005 and amortization of $138,000 was recognized during the fiscal year ended September 30, 2004.

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

The U.S. and foreign components of loss before income taxes were as follows:
	Year Ended September 30,
	2006	2005	2004
	(in thousands)
United States	$(9,016)	$(5,222)	$(10,920)
Foreign	333	96	52
Loss before income taxes	$(8,683)	$(5,126)	$(10,868)

The components of the provision for income taxes were as follows:

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	41	90	30
Provision for income taxes	$41	$90	$30

The components of deferred taxes are as follows:

	Year Ended September 30,
	2006	2005
	(in thousands)
Net operating loss	$27,144	$22,779
Property and equipment	(36)	385
Inventory valuation accounts	417	842
Accruals and reserves	1,435	2,091
Research and development credit	8,089	7,101
Amortization of intangibles	5,932	5,428
Total deferred tax asset	42,981	38,626
Deferred tax liability	-	-
Valuation allowance	(42,981)	(38,626)
	$-	$-

 As of September 30, 2006, the Company had approximately $74.0 million of federal and $30.7 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $4.4 million of federal and $5.6 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2006 and 2026. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Approximately $9.4 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders equity if the associated deferred tax assets are realized.

A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Tax at federal statutory rate	$(3,118)	$(1,775)	$(3,724)
Stock compensation	-	-	47
Research and development credits	(202)	(742)	(730)
Foreign tax credits	-	-	(24)
Benefit of operating loss not recognized	3,282	2,594	4,412
Foreign taxes	41	90	30
Other	38	(77)	19
	$41	$90	$30

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
	Year Ended September 30,
	2006	2005	2004
	(in thousands)
North America:
United States	$16,655	$16,177	$13,431
Other	1,082	2,194	1,999
Total North America	17,737	18,371	15,430
Asia:
Hong Kong	18,138	18,819	13,155
Malaysia	1,411	2,398	4,294
Singapore	1,429	2,505	2,584
Japan	1,796	1,442	962
Thailand	1,039	1,058	515
Taiwan	134	86	3,197
Other	39	4	2
Total Asia	23,986	26,312	24,709
Europe and other	2,041	1,711	2,003
Total	$43,764	$46,394	$42,142

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	Year Ended September 30,
	2006	2005	2004
Cisco Systems, Inc.	50%	49%	41%
Huawei Technologies, Inc.	13%	10%	14%
Quantum Corporation	7%	11%	14%
	70%	70%	69%

No other customers accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of September 30, 2006, the Company had net property and equipment of $1.4 million and $918,000 in the United States and China, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2006 are as follows (in thousands):

	Operating Lease Commitments	Inventory Purchases	Non-recurring Engineering Expenses	Total Contractual Obligations
Fiscal year ending September 30,
2007	$2,106	$3,491	$510	$6,107
2008	1,402	-	-	1,402
2009	1,107	-	-	1,107
2010	430	-	-	430
2011	116	-	-	116
2012	20	-	-	20
	$5,181	$3,491	$510	$9,182

Total rental expense under operating leases was $2.4 million, $3.0 million and $3.1 million for fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a

Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of September 30, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

NOTE 12 — SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share amounts)
Fiscal 2006:
Net revenues	$9,121	$12,252	$11,719	$10,672
Total costs and operating expenses	11,940	14,867	14,676	12,826
Net loss	(2,341)	(2,211)	(2,510)	(1,662)
Net loss per share, basic and diluted	(0.17)	(0.16)	(0.18)	(0.12)

Fiscal 2005:
Net revenues	$8,760	$12,039	$13,065	$12,530
Total costs and operating expenses	12,001	13,186	14,182	13,293
Net loss	(2,915)	(871)	(854)	(576)
Net loss per share, basic and diluted	(0.21)	(0.06)	(0.06)	(0.04)

NOTE 13 — SUBSEQUENT EVENTS

Christopher G. Kenber resigned as the Chairman of the Board, President and Chief Executive Officer of hi/fn, inc. (the “Company”), and as a director of the Company, on November 9, 2006. Mr. Kenber has agreed to serve as a consultant to the Company to assist in the transition to new management. On November 9, 2006, Albert E. Sisto, a member of the Company’s Board of Directors (the “Board”), was appointed by the Board to serve as Chairman of the Board and as the Company’s interim Chief Executive officer until such time as Mr. Kenber’s successor is determined.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for hi/fn, Inc. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of internal control over financial reporting as of September 30, 2006, as stated in their report which is included under Item 8.

(c) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the last quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for its 2007 Annual Meeting of Stockholders - Election of Directors. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2007 Annual Meeting of Stockholders - Executive Officer Compensation.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2007 Annual Meeting of Stockholders - Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2007 Annual Meeting of Stockholders - Certain Transactions.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2007 Annual Meeting of Stockholders - Ratification of Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.     Financial Statements - See Item 8 above.

2.	Financial Statement Schedule - See Schedule II on page 65.

3.	Exhibits - The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
10.26^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and Christopher G. Kenber.
10.27^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.
10.28^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and each of Douglas L. Whiting, Thomas Moore, Russell Dietz and Kamran Malik.
10.29^^	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.
10.30^^	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.
10.31	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.

10.32	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.
10.33	Employment Agreement dated November 16, 2006 between Albert E. Sisto and hi/fn, inc.
10.34	Severance and Release Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.
10.35	Consulting Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.
10.36^^^	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.37^^^	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 64).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**	Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++
Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2006.

^^	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on August 3, 2006.

^^^
Incorporated by reference from Registrant’s 1998 Employee Stock Purchase Plan (As Amended) and 1996 Equity Incentive Plan (As Amended and Restated) on Form S-8 (File No. 333-135987 & 333-135984) filed with the SEC on July 24, 2006.

(b)  Exhibits: See Item 15(a) above.

(c) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (see page 65)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California.

hi/fn, inc

Dated: December 14, 2006	/s/ ALBERT E. SISTO
(Albert E. Sisto)
Chairman, Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert E. Sisto and William R. Walker, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on December 14, 2006.

Signature	Title

/s/ ALBERT E. SISTO	Chairman, Interim Chief Executive Officer
(Albert E. Sisto)	(Principal Executive Officer)

/s/ WILLIAM R. WALKER	Vice President, Finance, Chief Financial Officer
(William R. Walker)	and Secretary (Principal Financial and Accounting Officer)

/s/ DOUGLAS L. WHITING	Chief Scientist and Director
(Douglas L. Whiting)

/s/ DENNIS DeCOSTE	Director
(Dennis DeCoste)

/s/ TAHER ELGAMAL	Director
(Taher Elgamal)

/s/ ROBERT W. JOHNSON	Director
(Robert W. Johnson)

/s/ THOMAS LAWRENCE	Director
(Thomas Lawrence)

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2006	$104	3	$-	$107
Year ended September 30, 2005	259	-	(155)	104
Year ended September 30, 2004	205	57	(3)	259

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.
3.2*	Amended and Restated Bylaws of hi/fn, inc.
10.1*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.2*	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.3*	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.
10.4*	Form of Distribution Agreement.
10.5*	Form of Employee Benefits and Other Matters Allocation Agreement.
10.6*	Form of Tax Allocation and Indemnity Agreement.
10.7*	Form of Transitional Services Agreement.
10.8*	Form of Indemnification Agreement.
10.9*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).
10.10*	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).
10.11*	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.
10.12*	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.
10.13*	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.
10.14*	Agreement dated as of November 13, 1997 between 750 University, LLC and hi/fn, inc.
10.15*	1998 Employee Stock Purchase Plan of hi/fn, inc.
10.16*	Form of Director Change of Control Agreement.
10.17*	Form of Employee Change of Control Agreement.
10.18*	Promissory Note dated as of September 28, 1998 made by hi/fn, inc. in favor of Stac, Inc.
10.19*	Security Agreement dated as of September 28, 1998 between Stac, Inc. and hi/fn, inc.
10.20**	Agreement and Plan of Reorganization, dated May 12, 2000 between hi/fn, inc. and Apptitude, Inc. and amendments thereto.
10.21***	Apptitude, Inc. 1995 Stock Option Plan.
10.22+	Agreement dated as of October 23, 2000 between Spieker Properties, L.P. and hi/fn, inc.
10.23+	Agreement dated as of October 24, 2000 between Sally Spencer and hi/fn, inc.
10.24++	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.
10.25+++	2001 Nonstatutory Stock Option Plan of hi/fn, inc.
10.26^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and Christopher G. Kenber.
10.27^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.
10.28^	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and each of Douglas L. Whiting, Thomas Moore, Russell Dietz and Kamran Malik.
10.29^^	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.
10.30^^	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.
10.31	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.
10.32	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.
10.33	Employment Agreement dated November 16, 2006 between Albert E. Sisto and hi/fn, inc.
10.34	Severance and Release Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.
10.35	Consulting Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.
10.36^^^	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.
10.37^^^	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 64).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registrant’s Registration Statement on Form 10 (File No. 0-24765) filed with the SEC on August 7, 1998, as amended.

**   Incorporated by reference from the exhibits to Registrant’s Report on Form 8-K (File No. 0-24765) filed with the SEC on August 25, 2000.

***	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-48232) filed with the SEC on October 19, 2000.

+	Incorporated by reference from Registrant’s Report on Form 10-K (File No. 0-24765) filed with the SEC on December 26, 2000.

++	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on May 1, 2001.

+++
Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) and Registration Statement on Form S-8 (File No. 333-61070) filed with the SEC on May 1, 2001 and May 16, 2001, respectively.

^	Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2006.

^^	Incorporated by reference from Registrant’s Report on Form 10-Q (File No. 0-24765) filed with the SEC on August 3, 2006.

^^^
Incorporated by reference from Registrant’s 1998 Employee Stock Purchase Plan (As Amended) and 1996 Equity Incentive Plan (As Amended and Restated) on Form S-8 (File No. 333-135987 & 333-135984) filed with the SEC on July 24, 2006.