Form 10-Q
period 2006-12-31
HI/FN INC
filed 2007-02-09
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

YES ☐ NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 13,971,423 at February 5, 2007.

HIFN, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6 - 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 23
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1A.	Risk Factors	25 - 35
Item 6.	Exhibits	35
Signatures		36
Index to Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	December 31, 2006	September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,402	$20,437
Short-term investments	21,249	18,340
Accounts receivable, net	4,768	4,614
Inventories	2,520	2,028
Prepaid expenses and other current assets	1,455	1,571
Total current assets	46,394	46,990

Property and equipment, net	2,183	2,356
Intangible assets, net	6,144	6,881
Other assets	1,381	1,249
	$56,102	$57,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,503	$1,672
Accrued expenses and other current liabilities	4,901	5,119
Total current liabilities	7,404	6,791

STOCKHOLDERS’ EQUITY:
Common stock	14	14
Additional paid-in capital	166,814	166,100
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(113,877)	(111,175)
Treasury stock, at cost	(4,253)	(4,253)
Total stockholders’ equity	48,698	50,685
	$56,102	$57,476

See accompanying notes to condensed consolidated financial statements.

HIFN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended December 31,
	2006	2005

Net revenues:
Processors	$8,565	$9,906
Software licenses and other	704	766
Total net revenues	9,269	10,672

Costs and operating expenses:
Cost of revenues - processors	3,122	3,571
Cost of revenues - software licenses and other	82	126
Research and development	4,319	5,076
Sales and marketing	1,822	1,801
General and administrative	2,442	1,455
Amortization of intangible assets	737	797
Total costs and operating expenses	12,524	12,826
Loss from operations	(3,255)	(2,154)
Interest and other income, net	490	415
Loss before income taxes	(2,765)	(1,739)
Benefit from income taxes	(63)	(77)
Net loss	$(2,702)	$(1,662)

Net loss per share, basic and diluted	$(0.19)	$(0.12)

Weighted average shares outstanding, basic and diluted	13,948	13,613

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,702)	$(1,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471	399
Amortization of intangible assets	737	797
Stock-based compensation expense related	443	207
Provision for (recovery of) excess and obsolete inventory	(77)	72
Reduction of allowance for doubtful accounts	(15)	-
Changes in assets and liabilities:
Accounts receivable	(139)	(74)
Inventories	(415)	458
Prepaid expenses and other current assets	116	(144)
Other assets	(319)	(79)
Accounts payable	831	2,280
Accrued expenses and other current liabilities	(218)	(1,921)
Net cash provided by (used in) operating activities	(1,287)	333
Cash flows from investing activities:
Sale and maturities of short-term investments	8,266	8,899
Purchases of short-term investments	(11,174)	(843)
Purchases of property and equipment	(111)	(396)
Net cash provided by (used in) investment activities	(3,019)	7,660
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	271	589
Installment payments on acquired software licenses	-	(154)
Net cash provided by financing activities	271	435
Net increase (decrease) in cash and cash equivalents	(4,035)	8,428
Cash and cash equivalents at beginning of period	20,437	23,179
Cash and cash equivalents at end of period	$16,402	$31,607

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader, as recognized by independent industry analyst firms, including The Linley Group, that supplies major network equipment manufacturers (“OEMs”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of December 31, 2006 and its results of operations for the three months ended December 31, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The Company has an accumulated deficit of $113.9 million as of December 31, 2006 and has incurred a net loss of $2.7 million during the three months ended December 31, 2006. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses and purchases of capital equipment and will provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Restructuring Charges

    On June 28, 2006, the Company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of its expanding development capacity in China. The actions were aimed to reduce the Company’s cost structure, including a reduction in its North America workforce by 43 employees, which represented about 21% of its overall workforce at the time, the impact of the termination of certain engineering projects and the closure of the facility in Carlsbad, California.

    Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of December 31, 2006	Balance December 31, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$58	$-
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$595	$-

    Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

    Non-recurring Engineering Expense Recovery

The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the condensed consolidated statement of operations.

    Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. At December 31, 2006, the remaining lease obligation is estimated to be $1.4 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. At December 31, 2006 $515,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

    Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of December 31, 2006 amounted to $995,000. All remaining expenses, with the exception of the lease, were paid during the first quarter of fiscal year 2007. These payments were funded by available cash on hand.

Note 2 - Balance Sheet Components

	December 31, 2006	September 30, 2006
	(in thousands)
Property and equipment:
Computer equipment	$8,025	$7,932
Furniture and fixtures	1,068	1,068
Leasehold improvements	795	778
Office equipment	911	911
	10,799	10,689
Less: accumulated depreciation	(8,616)	(8,333)
	$2,183	$2,356

Intangible assets:
Developed and core technology		$14,196	$14,196
Workforce		159	159
		14,355	14,355
Less: accumulated amortization		(9,240)	(8,503)
		5,115	5,852
Goodwill		1,029	1,029
		$6,144	$6,881
The estimated future amortization expense related to intangible assets as of December 31, 2006 is as follows:
Fiscal year ending September 30,
2007 (9 months ended)	$2,173
2008	2,354
2009	588
Total estimated amortization	$5,115

Other assets:
Design tools and other licensed intellectual property		$1,052	$916
Refundable deposits		329	333
		$1,381	$1,249

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,329	$1,560
Accrued non-recurring engineering costs		231	510
Compensation and employee benefits		1,545	1,964
Deferred income and revenue		1,329	641
Income taxes payable		-	30
Other		467	414
		$4,901	$5,119

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

Outstanding options to purchase shares of common stock and their weighted shares equivalents excluded from the computation of diluted earnings because of their anti-dilutive impact were as follows:

	Three Months Ended December 31,
	2006	2005

Outstanding options to purchase common stock	4,282,213	4,033,016

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Net loss	$(2,702)	$(1,662)
Unrealized gain on financial instruments	1	30
Comprehensive loss	$(2,701)	$(1,632)

Note 5 - Employee Stock Benefit Plans

Employee Stock Option Plan

As of December 31, 2006 the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the quarter ended December 31, 2005, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled.

The 1996 Plan had 5,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

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

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2006	1,920,859	3,539,998	10.09
Options granted	(904,550)	904,550	5.01
Options exercised	-	-	-		-
Options cancelled	162,335	(162,335)	12.09
Balance at December 31, 2006	1,178,644	4,282,213	8.94

Fully vested and expected to vest at December 31, 2006		4,145,922	9.05	5.33	$949
Fully vested and exercisable at December 31, 2006		3,015,569	10.37	5.19	$695

Options vested and exercisable as of December 31, 2006 include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 represents the total intrinsic value, based on the Company’s closing stock price of $5.34 as of December 29, 2006 (the last business day for the first fiscal quarter of 2007), which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lesser of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. During the three months ended December 31, 2006, 62,234 shares were issued pursuant to the ESPP, at a weighted average price of $4.36 per share. As of December 31, 2006, there were 518,210 shares available for future purchases under the ESPP. During the quarter ended December 31, 2006, $40,000 was charged to compensation expense relating to the ESPP.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Cost of revenues	$6	$2
Research and development	169	113
Sales and marketing	58	34
General and administrative	210	58
Total stock-based compensation expense	$443	$207

As of December 31, 2006, there was approximately $3.6 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.15 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of adoption of SFAS 123(R) for the three months ended December 31, 2006 was an increase in net loss of $443,000 and an increase in net loss per share of $0.03.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes model. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding which assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. Since the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information.

The fair value of employee stock options granted and employee stock purchased was estimated based on the following assumptions:

	Three Months Ended December 31,
	2006		2005
	Stock Options	Purchase Plan	Stock Options	Purchase Plan

Weighted-average estimated fair value	$2.88	$1.26	$3.37	$1.45
Estimated life	5.88 years	0.49 years	5.46 years	0.50 years
Risk-free interest rate	4.62%	4.96%	4.24%	3.72%
Expected stock price volatility	57.1%	33.9%	67.0%	31.8%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 6 - Segment and Geographic Information

The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors - semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products, which geographic location may be different from the geographic locations of our end customers.

	Three Months Ended December 31,
	2006	2005
	(in thousands)
North America:
United States	$3,555	$4,381
Other	191	271
Total North America	3,746	4,652
Asia:
Hong Kong	4,045	4,583
Malaysia	687	173
Singapore	134	440
Japan	277	349
Thailand	29	98
Taiwan	-	53
Other	-	2
Total Asia	5,172	5,698
Europe and other	351	322
Total	$9,269	$10,672

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the last three years were as follows:

	Three Months Ended December 31,
	2006	2005
Cisco Systems, Inc.	53%	56%
Huawei Technologies, Inc.	15%	10%
	68%	66%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of December 31, 2006, the Company had net property and equipment of $1.4 million and $824,000 in the United States and China, respectively.

Note 7 - Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The benefit from income taxes for the quarter ended December 31, 2005 and 2006 relates to the reversal of previously accrued tax liability on the Company’s non-U.S. operations.

Note 8 - Guarantees and Product Warranties

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

    Product Warranties

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of December 31, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Note 9 - Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will be effective for the Company on October 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “believes,” “anticipates,” “estimates,” “expects,” and words of similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Such statements are expectations based on information currently available and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” under Part II, Item 1A below and reports filed by Hifn with the Securities and Exchange Commission, specifically Forms 10-K, 8-K and 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Saian (Hangzhou) Microsystems, Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader, as recognized by independent industry analyst firms, including The Linley Group, that supplies most major network equipment manufacturers (“OEMs”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and recently announced VTL Express boards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, Storage OEMs who design in a Hifn VTL Express board can offer their customers a storage solution that reduces the time to back-up their systems by 50%, saving them time and money.

Hifn’s flow classification technology enables network equipment vendors to add unique traffic differentiation and recognition capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network and are used in implementing and monitoring quality of service (“QoS”) and class of service (“CoS”), which enables businesses to enhance the effectiveness of their systems. Using QoS- or CoS-enabled network equipment, businesses can provide differentiated services to their customers or build new revenue streams based on available services. This capability is becoming more important to customers and end users as corporate networks are being flooded with VoIP and Video traffic. These types of traffic require the highest level of QoS to maintain their integrity and usefulness.

Additionally, Hifn announced in 2006 the Hifn Pattern Matching (“HPM”) technology which accelerates regular expression pattern matching, a key search function in security systems such as Anti-Virus, Anti-Spam and Intrusion Detection/Prevention. HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed at which they can detect signatures.

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

Results for First Fiscal Quarter

During the three months ended December 31, 2006, our net revenues of $9.3 million represented an increase of two percent from the $9.1 million in net revenues reported in the previous quarter and a decrease of 13 percent from the $10.7 million in net revenues reported in the first quarter of fiscal 2006. The increase from the prior quarter was a result of an increase in orders from our primary customers, Cisco and Quantum. Fluctuation in ordering patterns from these two customers significantly affect our revenue levels from period to period. Such fluctuation was notable in the fourth quarters of fiscal 2006 when net revenues from Cisco decreased 44%, as compared to the immediately preceding quarter.

Our expense levels during the three months ended December 31, 2006 were higher than those of the preceding quarter, mainly due to costs associated with the leadership transition.

Restructuring Charges

On June 28, 2006, the Company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and to take advantage of its expanding development capacity in China. The actions were aimed to reduce the Company’s cost structure, including a reduction in its North America workforce by 43 employees, which represented about 21% of its overall workforce at the time, the impact of the termination of certain engineering projects and the closure of the facility in Carlsbad, California.

    Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of December 31, 2006	Balance December 31, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$58	$-
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$595	$-

    Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

    Non-recurring Engineering Expense Recovery

    The cancellation of projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the accompanying condensed consolidated statement of operations.

    Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income. The non-cancelable lease agreement for this facility terminates in June 2010. At December 31, 2006, the remaining lease obligation is estimated to be $1.4 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. At December 31, 2006 $515,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

    Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of December 31, 2006 amounted to $995,000. All remaining expenses, with the exception of the lease, were paid during the first quarter of fiscal year 2007. These payments were funded by available cash on hand.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2006 and have not changed materially as of December 31, 2006.

Results of Operations

The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended December 31,				Year-over-Year Growth
	2006		2005
(dollars in thousands)	$	% of net revenues	$	% of net revenues
Processors	$8,565	92%	$9,906	93%	(14)%
Software licenses and other	704	8%	766	7%	(8)%
	$9,269	100%	$10,672	100%	(13)%

Net revenues decreased by $1.4 million for the quarter ended December 31, 2006 as compared to net revenues for the quarter ended December 31, 2005. Our processor revenues decreased $1.3 million, mainly as a result of a decrease in sales of our network processors, due to an overall reduction in customer orders. Also contributing to the overall decrease in net revenues was a decrease in revenues from software licenses and royalties of $62,000, which is generally dependent upon variability in the mix, demand for and timing of customers’ purchases of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	Three Months Ended December 31,
	2006	2005
Cisco Systems, Inc.	53%	56%
Huawei Technologies, Inc.	15%	10%
	68%	66%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended December 31,				Year-over-Year Growth
	2006		2005
(dollars in thousands)	$	% of revenue category	$	% of revenue category
Processors	$3,122	36%	$3,571	36%	(13)%
Software licenses and other	82	12%	126	16%	(35)%
	$3,204	35%	$3,697	35%	(13)%

Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues remained unchanged for the three months ended December 31, 2006 as compared to the same period in fiscal 2005. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

Operating Expenses

Research and Development.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
Research & development expenses	$4,319	$5,076	(15)%
As a percentage of net revenues	47%	48%

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $757,000 for the three months ended December 31, 2006 over the same period in the prior year. The decrease reflects a decrease of $925,000 in salaries and benefits expense mainly due to a reduction in headcount as a result of the restructure implemented in June 2006, a reduction in building expenses of $126,000 as a result of reduced allocation of rental and other costs mainly due to the closure of our Carlsbad facility in September 2006, a decrease of $133,000 in non-recurring engineering costs and services associated with tape-out, mask activities and qualification testing of products under development which is contingent upon the stage of development of projects, together with a decrease of $56,000 in expenses related to telephone, travel and other expenses. These decreases were offset by a $355,000 increase in software maintenance, $102,000 in supplies and $26,000 in depreciation, mainly due to increased activities in China.

Sales and Marketing.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
Sales & marketing expenses	$1,822	$1,801	1%
As a percentage of net revenues	20%	17%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $21,000 for the three months ended December 31, 2006 over the same period in the prior year. The increase reflects an increase of $21,000 in building expenses as a result of increased allocation of rental and other costs, an increase of $52,000 in travel and entertainment expenses and miscellaneous expenses due to the timing of sales conferences, an increase of $48,000 in professional services for upgrading our website to serve our customers better and reduce the time spend to keep information up to date, together with an increase of $4,000 in other expenses. The increase was partially offset by a decrease in salaries and benefits of $35,000 due to lower sales commissions, a decrease in sales representative commissions of $46,000 due to a lower level of sales made through sales representatives, and a decrease of $23,000 in advertising and tradeshows as a result of the timing of tradeshow activities.

General and Administrative.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
General & administrative expenses	$2,442	$1,455	68%
As a percentage of net revenues	26%	14%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $987,000 for the three months ended December 31, 2006 over the same period in the prior year. The increase reflects an increases in salaries and benefits of $497,000, together with $100,000 in miscellaneous expenses mainly due to costs associated with the transition in leadership, an increase in professional services for legal counsel and consulting of $264,000 associated with strategic planning, an increase of $60,000 in building expenses mainly as the result of the closure of our Carlsbad facility in September 2006, and an increase of $75,000 in other taxes due to our China operations and the timing of local franchise tax payments. These increases were partially offset by a decrease of $9,000 in other expenses.

Amortization of Intangibles.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
Amortization of intangibles	$737	$797	(8)%
As a percentage of net revenues	8%	8%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $60,000 for the three months ended December 31, 2006 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets related to the NetOctave asset acquisition upon reaching their estimated useful lives as of the prior fiscal year end.

    Interest and Other Income, net.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
Interest & other income, net	$490	$415	18%
As a percentage of net revenues	5%	4%

Interest and other income, net, increased $75,000 during the three months ended December 31, 2006 as compared to the same period in the prior fiscal year. The increase was primarily a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

Income Taxes.
	Three Months Ended December 31,		Year-over-Year Growth
(dollars in thousands)	2006	2005
Provision for (benefit from) income taxes	$(63)	$(77)	18%
As a percentage of net revenues	(1)%	(1)%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The benefit from income taxes for the three months ended December 31, 2006 reflects the reversal of previously accrued tax liability for our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:
	Three Months Ended December 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(1,287)	$333
Net cash provided by (used in) investing activities	(3,019)	7,660
Net cash provided by financing activities	271	435
Net decrease in cash and cash equivalents	$(4,035)	$8,428

Operating Activities. Net cash used in operating activities was $1.3 million for the three months ended December 31, 2006 resulting from a net loss during the period of $2.7 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $471,000, amortization of intangibles related to acquired technologies of $737,000, stock-based compensation expenses of $443,000 and a decrease in the allowance for bad debts of $15,000. These non-cash expenses were offset by an increase in accounts receivable of $139,000, reflecting a shift in the timing of shipments and payments during the first quarter of fiscal 2007, and an increase in inventories of $492,000, net of $77,000 in additions to the provision for excess and obsolete inventory, mainly due to the timing of receipt of inventory purchases, an increase in other current assets of $319,000, due to the addition of a license agreement in China, together with a reduction in accrued liabilities of $218,000, including $279,000 in non-recurring engineering services and $450,000 in compensation and employee benefits, reflecting a reduction in accrued employee stock purchase plan withholding as a result of the purchase in October 2006 and bonus payments, offset by an increase of $554,000 in deferred software revenue, due to new software sales during the first quarter of fiscal 2007. Contributing to cash provided by operations was a reduction in prepaid expenses of $116,000 as well as an increase in accounts payable of $831,000, which was related to the timing of payments made.

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

Investing Activities. Net cash used in investing activities was $3.0 million for the three months ended December 31, 2006, which primarily reflects the net purchase of short-term investments of $2.9 million and the purchase of property and equipment of $111,000, net of $41,000 in sales of property and equipment. Net cash provided by investing activities was $7.7 million for the three months ended December 31, 2005, which primarily reflects the net sale and maturities of short-term investments of $8.1 million offset by the purchase of property and equipment of $396,000.

Financing Activities. Net cash provided by financing activities for the three months ended December 31, 2006 of $271,000 was comprised of cash proceeds from the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended December 31, 2005 of $435,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $589,000, offset by installment payments on acquired software licenses of $154,000.

The Company’s inventory balance increased by $492,000 to $2.5 million at December 31, 2006 as compared to $2.0 million as of September 30, 2006. The increase in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the three months ended December 31, 2006 were 5.5 times as compared to 7.2 times for the year ended September 30, 2006. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $139,000 from September 30, 2006 to December 31, 2006.

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

Common Stock Repurchase. On April 25, 2005, the Company’s Board of Directors authorized a stock repurchase program whereby the Company may repurchase shares of the Company’s common stock with an aggregate fair market value of up to $10 million from time to time through open market and privately negotiated transactions at prices determined by management. The timing and amount of repurchases under this program were dependent on market conditions and corporate and regulatory considerations. The purchase was funded from available working capital. The stock repurchase program expired on April 25, 2006. The aggregate repurchase was a total of 692,894 shares at a cost of approximately $4.3 million.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of December 31, 2006 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$4,674	$2,123	$2,119	$432	$-
Inventory purchases	3,152	3,152	-	-	-
Non-recurring engineering expense	231	231	-	-	-
Totals	$8,057	$5,506	$2,119	$432	$-

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

    Product Warranties

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of December 31, 2006. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will be effective for the Company on October 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at December 31, 2006 would have an immaterial effect on the Company’s pre-tax earnings and the fair value of its investments.

Foreign Currency Exchange Rate Risk. All of the Company’s sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, the Company’s results of operations are not subject to foreign exchange rate fluctuations. To date, we have not incurred any significant gains or losses from such fluctuations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were effective to ensure that information that is required to be disclosed in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

          Item 1A. Risk Factors

In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

Restructuring Activities May Result In Unforeseen Negative Results To Operations And Customer Relations.

 On June 28, 2006 the Company announced a restructuring that reduced engineering personnel and associated operating expenses in an effort to return to profitability. Certain development projects were cancelled. The Company does not expect the cancellation of these projects to have an adverse effect on customer relations, but this cannot be assured.  With redirected engineering effort, particularly in the area of network processing, customers may accelerate their migration from existing designs to alternative solutions from our competitors. The restructure may not achieve the expected benefits, and future restructuring may be necessary.

With the closing of the Carlsbad, California facility, the order fulfillment function was transferred to our Los Gatos, California facility during the last quarter of fiscal 2006. This move may affect the timely shipment of products to the Company's customers.

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

The Company May Have Difficulty Establishing Adequate Management, Legal, and Financial Controls in the People’s Republic of China.

    The People's Republic of China (“PRC”) historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. In addition, the Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, the Company may experience difficulty in establishing management, legal and financial controls, collecting financial data, books of account and records and instituting business practices that meet Western standards.

If We Are Unable to Protect Our Proprietary Technology, Our Ability to Succeed Will be Harmed.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as the PRC, where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. Moreover, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of the attention of our technical and management personnel.

Our Contractual Arrangement with Hangzhou Ansai Information Technology May Not Be As Effective as Direct Ownership.

Since a wholly foreign-owned enterprise is precluded by regulation or otherwise from conducting activities in certain industry sectors and participating in certain research projects in the PRC’s, Hifn opted to create a contractually controlled company called Hangzhou Ansai Information Technology Co., Ltd. (“Ansai”), to expand our business in the PRC. Hifn International, one of the subsidiaries of Hifn, controls Ansai by contractual arrangement only and does not have any equity ownership in the company. These contractual arrangements may not provide control over Ansai similar to that of direct ownership, making it more difficult for Hifn to ensure effective oversight of operations in the PRC.

Our Business Depends Upon The Development Of The Packet Processor Market.

Our prospects are dependent upon the acceptance of packet processors as an alternative to other technology traditionally utilized by network and storage equipment vendors. Many of our current and potential customers have substantial technological capabilities and financial resources and currently develop internally the application specific integrated circuit components and program the general purpose microprocessors utilized in their products as an alternative to our packet processors. These customers may in the future continue to rely on these solutions or may determine to develop or acquire components, technologies or packet processors that are similar to, or that may be substituted for, our products. In order to be successful, we must anticipate market trends and the price, performance and functionality requirements of such network and storage equipment vendors and must successfully develop and manufacture products that meet their requirements. In addition, we must make products available to these large customers on a timely basis and at competitive prices. If orders from customers are cancelled, decreased or delayed, or if we fail to obtain significant orders from new customers, or if any significant customer delays or fails to pay, our business, financial condition and results of operations could suffer.

Our Business Depends Upon The Continued Growth of the Network Equipment and Storage Equipment Markets And Our Penetration Of The Virtual Private Network, iSCSI, Network Processor and Virtual Tape Library Markets.

Our success is largely dependent upon continued growth in the market for network security equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. Our success also depends upon storage equipment vendors incorporating our compression security products into their systems. The virtual tape library products from storage system vendors incorporate our compression products and our goal is to become a leading supplier for compression in those markets. We also want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. Additionally, we have entered into the network processor market and developed products that we anticipate fulfills the need for security in the iSCSI market.

These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve these markets. Our ability to generate significant revenue in the network and storage equipment, virtual private network, network processor, iSCSI and virtual tape library markets will depend upon, among other things, the following:

•	Capital spending levels;

•	Additions to, changes in or lack of industry standards;

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users;

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks;

•	The adoption of security as a necessary feature in iSCSI; and

•	The adoption of compression as a necessary feature in virtual tape library products.

We are unable to determine the rate or extent to which the network equipment and storage markets will grow, if at all. Additionally, if we are unable to penetrate the virtual private network, network processor, iSCSI or virtual tape library markets, or if these markets fail to develop, our business, financial condition and results of operations could suffer. Any decrease in the growth of the network or storage equipment market, a decline in demand for our products or our inability to penetrate new markets could harm our business, financial condition and results of operations.

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

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the last three years are as follows:

	Three Months Ended December 31,		Year Ended September 30,
	2006	2005	2006
Cisco Systems, Inc.	53%	56%	50%
Huawei Technologies, Inc.	15%	10%	13%
	68%	66%	63%

Cisco and Huawei are not under any binding obligation to order from us. If our sales to Cisco or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended December 31, 2006, sales to Cisco increased 38% while sales to Huawei decreased two percent, over revenues generated from each respective customer in the preceding quarter, significantly affecting the Company’s revenue levels and results of operations for the quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We depend on our suppliers to deliver sufficient quantities of finished products to us in a timely manner. Since we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to their other customers’ products while reducing deliveries to us on short notice. In the past, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer, which caused a 3-month delay in shipments to our customers. We have also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

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

We Face Risks Associated With Acquisitions.

We continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without shareholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

We Face Order And Shipment Uncertainties, Which Makes it Difficult to Forecast Future Revenues Accurately and May Cause Us to Hold Too Much Inventory.

We generally make our sales under individual purchase orders that may be cancelled or deferred by customers on short notice without significant penalty, if any. Cancellation or deferral of product orders could cause us to hold excess inventory, which, by increasing our costs without a commensurate increase in revenue, could harm our profit margins and restrict our ability to fund our operations. Such variability in customer demand coupled with customers’ ability to cancel orders on short notice, also makes it more difficult to forecast future revenue. We recognize revenue upon shipment of products to our customers. Revenue from products sold to distributors is deferred until the distributor sells the products to a third party. An unanticipated level of returns could harm our business, financial condition and results of operations.

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

Our Markets Are Highly Competitive.

    We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as SafeNet, Inc., Broadcom Corporation, Cavium Networks, Freescale Technologies, Inc., Intel Corporation, Agere Systems, Applied Micro Circuits Corporation, AHA and Indra Networks. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned to us its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Success Depends Upon Protecting Our Intellectual Property.

Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-four (24) United States patents and ten (10) foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2007 to 2022. Of our issued United States patents we have six (6) in renewal litigation which is expected to complete before the end of Fiscal Year 2007. We also have four (4) pending patent applications in the United States and a total of twelve (12) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Depend Upon Key Personnel.

Our success greatly depends on the continued contributions of our key management and other personnel, many of whom would be difficult to replace. We do not have employment contracts with any of our key personnel, nor do we maintain any key man life insurance on any of our personnel. We have recently entered into severance and change of control agreements with our executive and other officers; however, there can be no assurance that such personnel will necessarily remain with the Company. It may be difficult for us to integrate new members of our management team. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for such personnel has, in the past, been intense in the geographic areas and market segments in which we compete, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer. In addition, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. We could receive such claims in the future as we seek to hire qualified personnel. These claims could result in material litigation. We could incur substantial costs in defending against any such claims, regardless of their merits.

We currently have an interim Chief Executive Officer. Since the departure of our prior Chairman, President and CEO, Christopher G. Kenber, on November 9, 2006, we have been engaged in a search for a new CEO. Though we hope to hire a qualified candidate in the near term, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could materially adversely affect our business, financial conditions or results of operations.

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

Demand for our products also could be harmed by seasonality of international sales and economic conditions in our primary overseas markets. These international factors could harm future sales of our products to international customers and could harm our business, financial condition and results of operations in general.

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

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill or other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of December 31, 2006. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Item 6. Exhibits

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

hi/fn, inc. (Registrant)

Date: February 9, 2007	By: /s/ William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.