Form 10-Q
period 2007-03-31
HI/FN INC
filed 2007-05-10
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

YES ☐ NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,076,232 at May 7, 2007.

HIFN, INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2007 and September 30, 2006	3
	Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6 - 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 25
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	27 - 37
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	38
Signatures		39
Index to Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	March 31, 2007	September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,455	$20,437
Short-term investments	13,220	18,340
Accounts receivable, net	6,478	4,614
Inventories	2,242	2,028
Prepaid expenses and other current assets	1,440	1,571
Total current assets	46,835	46,990

Property and equipment, net	2,249	2,356
Goodwill and intangible assets, net	5,406	6,881
Other assets	1,444	1,249
	$55,934	$57,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,415	$1,672
Accrued expenses and other current liabilities	4,962	5,119
Total current liabilities	7,377	6,791

STOCKHOLDERS’ EQUITY:
Common stock	14	14
Additional paid-in capital	167,374	166,100
Accumulated other comprehensive loss	6	(1)
Accumulated deficit	(114,584)	(111,175)
Treasury stock, at cost	(4,253)	(4,253)
Total stockholders’ equity	48,557	50,685
	$55,934	$57,476

See accompanying notes to condensed consolidated financial statements.

HIFN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net revenues:
Processors	$10,208	$10,942	$18,773	$20,848
Software licenses and other	821	777	1,525	1,543
Total net revenues	11,029	11,719	20,298	22,391

Costs and operating expenses:
Cost of revenues - processors	3,513	3,987	6,635	7,558
Cost of revenues - software licenses and other	83	127	165	253
Research and development	3,101	6,108	7,420	11,184
Sales and marketing	2,117	1,993	3,939	3,794
General and administrative	2,658	1,664	5,100	3,119
Amortization of intangible assets	738	797	1,475	1,594
Total costs and operating expenses	12,210	14,676	24,734	27,502
Loss from operations	(1,181)	(2,957)	(4,436)	(5,111)
Interest and other income, net	490	454	980	869
Loss before income taxes	(691)	(2,503)	(3,456)	(4,242)
Provision for (benefit from) income taxes	16	7	(47)	(70)
Net loss	$(707)	$(2,510)	$(3,409)	$(4,172)

Net loss per share, basic and diluted	$(0.05)	$(0.18)	$(0.24)	$(0.31)

Weighted average shares outstanding, basic and diluted	13,973	13,720	13,960	13,667

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,409)	$(4,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	881
Amortization of intangible assets	1,475	1,594
Stock-based compensation expense related	987	474
Provision for (recovery of) excess and obsolete inventory	(74)	122
Allowance for (reduction of) doubtful accounts	(5)	8
Changes in assets and liabilities:
Accounts receivable	(1,859)	(34)
Inventories	(140)	20
Prepaid expenses and other current assets	131	(253)
Other assets	(555)	(79)
Accounts payable	743	994
Accrued expenses and other current liabilities	(157)	(1,947)
Net cash used in operating activities	(1,946)	(2,392)
Cash flows from investing activities:
Sale and maturities of short-term investments	21,973	18,001
Purchases of short-term investments	(16,846)	(3,892)
Purchases of property and equipment	(450)	(952)
Net cash provided by investment activities	4,677	13,157
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	287	978
Installment payments on acquired software licenses	-	(187)
Net cash provided by financing activities	287	791
Net increase in cash and cash equivalents	3,018	11,556
Cash and cash equivalents at beginning of period	20,437	23,179
Cash and cash equivalents at end of period	$23,455	$34,735

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader that supplies major network equipment manufacturers (“OEMs”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of March 31, 2007 and its results of operations for the three and six months ended March 31, 2007 and 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year, or in any future period.

The Company has an accumulated deficit of $114.6 million as of March 31, 2007 and has incurred a net loss of $707,000 and $3.4 million during the three and six months ended March 31, 2007, respectively. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses and purchases of capital equipment and will provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company, if at all.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Restructuring Charges

On June 28, 2006, the Company implemented a restructuring plan to be more focused on the Company’s strategy in the networking and storage markets and to take advantage of its expanding development capacity in China. The actions were aimed to reduce the Company’s cost structure, including a reduction in its North America workforce by 43 employees, which represented about 21% of its overall workforce at the time, the impact of the termination of certain engineering projects and the closure of the facility in Carlsbad, California.

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of March 31, 2007	Balance March 31, 2007
	(in thousands)
Cost of revenues	$64	$(6)	$58	$-
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$595	$-

Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery

The cancellation of engineering projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the condensed consolidated statement of operations.

Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During the second quarter of fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At March 31, 2007, the remaining lease obligation is estimated to be $1.3 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. As of March 31, 2007, $598,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of March 31, 2007 amounted to $1.1 million. All remaining expenses, with the exception of the Carlsbad lease, were paid during the first quarter of fiscal year 2007. These payments were funded by available cash on hand.

Note 2 - Balance Sheet Components

	March 31, 2007	September 30, 2006
	(in thousands)
Property and equipment:
Computer equipment	$8,289	$7,932
Furniture and fixtures	1,068	1,068
Leasehold improvements	790	778
Office equipment	912	911
	11,059	10,689
Less: accumulated depreciation	(8,810)	(8,333)
	$2,249	$2,356

Intangible assets:
Developed and core technology		$14,196	$14,196
Workforce		159	159
		14,355	14,355
Less: accumulated amortization		(9,978)	(8,503)
		4,377	5,852
Goodwill		1,029	1,029
		$5,406	$6,881
The estimated future amortization expense related to intangible assets as of March 31, 2007 is as follows:
Fiscal year ending September 30,
2007 (6 months ended)	$1,435
2008	2,354
2009	588
Total estimated amortization	$4,377

Other assets:
Design tools and other licensed intellectual property		$1,110	$916
Refundable deposits		334	333
		$1,444	$1,249

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$1,209	$1,560
Accrued non-recurring engineering costs		108	510
Compensation and employee benefits		1,871	1,964
Deferred income and revenue		1,375	641
Income taxes payable		-	30
Other		399	414
		$4,962	$5,119

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

Outstanding options to purchase shares of common stock and their weighted shares equivalents excluded from the computation of diluted earnings because of their anti-dilutive impact were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Outstanding options to purchase common stock	4,217,721	4,263,992	4,217,721	4,263,992

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(707)	$(2,510)	$(3,409)	$(4,172)
Unrealized gain/(loss) on financial instruments	6	(4)	7	26
Comprehensive loss	$(701)	$(2,514)	$(3,402)	$(4,146)

Note 5 - Employee Stock Benefit Plans

Employee Stock Option Plan

As of March 31, 2007, the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the quarter ended December 31, 2005, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled. As of March 31, 2007, 66,558 options remained outstanding.

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

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2006	1,920,859	3,539,998	10.09
Options granted	(904,550)	904,550	5.01
Options exercised	-	-	-		-
Options cancelled	162,335	(162,335)	12.09
Balance at December 31, 2006	1,178,644	4,282,213	8.94
Options granted	(104,500)	104,500	6.07
Options exercised	-	(5,697)	2.81		15
Options cancelled	163,295	(163,295)	8.41
Balance at March 31, 2007	1,237,439	4,217,721	8.90

Fully vested and expected to vest at March 31, 2007		4,081,088	9.01	6.14	$2,018
Fully vested and exercisable at March 31, 2007		3,019,189	10.24	5.07	$1,248

Options vested and exercisable as of March 31, 2007 include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 represents the total intrinsic value, based on the Company’s closing stock price of $6.07 as of March 30, 2007 (the last business day for the second fiscal quarter of 2007), which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lesser of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. There were no shares issued pursuant to the ESPP during the three months ended March 31, 2007. During the six months ended March 31, 2007, 62,234 shares were issued pursuant to the ESPP, at a weighted average price of $4.36 per share. As of March 31, 2007, there were 518,210 shares available for future purchases under the ESPP. Stock-based compensation expense relating to the ESPP was $40,000 and $80,000 for the three and six months ended March 31, 2007, respectively.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Cost of revenues	$7	$2	$13	$4
Research and development	122	134	291	247
Sales and marketing	63	44	121	78
General and administrative	352	87	562	145
Total stock-based compensation expense	$544	$267	$987	$474

As of March 31, 2007, there was approximately $3.3 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.0 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of SFAS 123(R) for the three and six months ended March 31, 2007 was an increase in net loss of $544,000 and $987,000, respectively, and an increase in net loss per share of $0.04 and $0.07, respectively.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes model. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding which assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. Because the Company does not pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information.

The fair value of employee stock options granted was estimated based on the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Weighted-average estimated fair value	$3.29	$4.18	$2.93	$4.14
Estimated life	5.88 years	5.46 years	5.88 years	5.46 years
Risk-free interest rate	4.47%	4.36%	4.61%	4.35%
Expected stock price volatility	52.45%	65.50%	56.74%	65.60%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The fair value of employee stock purchased was estimated based on the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Weighted-average estimated fair value	$1.30	$1.27	$1.49	$1.35
Estimated life	0.49 years	0.49 years	0.49 years	0.49 years
Risk-free interest rate	4.79%	4.14%	4.88%	3.95%
Expected stock price volatility	36.7%	30.57%	37.23%	31.10%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 6 - Segment and Geographic Information

The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors, semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products, which geographic location may be different from the geographic locations of our end customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
North America:
United States	$4,523	$3,394	$8,078	$7,775
Other	257	288	448	559
Total North America	4,780	3,682	8,526	8,334
Asia:
Hong Kong	5,082	5,998	9,126	10,581
Malaysia	371	137	1,058	311
Singapore	-	456	134	896
Japan	213	444	490	793
Thailand	150	317	180	414
Taiwan	30	36	30	89
Other	-	21	-	23
Total Asia	5,846	7,409	11,018	13,107
Europe and other	403	628	754	950
Total	$11,029	$11,719	$20,298	$22,391

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the last three years were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cisco Systems, Inc.	58%	50%	56%	53%
Huawei Technologies, Inc.	11%	18%	13%	14%
	69%	68%	69%	67%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of March 31, 2007, the Company had net property and equipment of $1.5 million and $793,000 in the United States and China, respectively.

Note 7 - Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarter ended March 31, 2006 and 2007 relates to accrued tax liabilities on the Company’s non-U.S. operations.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

Product Warranties

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of March 31, 2007. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

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

Overview

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security market leader that supplies major network equipment manufacturers (“OEMs”) with patented technology to protect information at risk, whether it is in transit data or data at rest. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression processing speeds available in the market, multi-protocol capabilities, development tools and board level products that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression, flow classification and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption/compression and public key processors allow network equipment vendors to add security functions to their products. Our encryption/compression and public key processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express VTL / Express Data Reduction (“DR”) boards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, Storage OEMs who design in a Hifn Express VTL board can offer their customers a storage solution that reduces the time to back-up their systems by 50%, saving them time and money.

In addition to networking and storage OEMs, Hifn offers its new DR Express board and subsystem offerings via a partner channel consisting of solutions providers, value-added resellers (“VARs”) and system integrators. This channel initiative will enable the company to target new customer sales, as well as target the upgrade market for data reduction and data security. For example, existing customers of Hifn partner FalconStor may choose to upgrade their existing nearline storage systems with the Hifn DR Express 1000 board designed to accelerate Falconstor backup/recovery operations while doubling existing storage capacity using Hifn’s patented compression technologies.

Additionally, Hifn announced in 2006 the Hifn Pattern Matching (“HPM”) technology which accelerates regular expression pattern matching, a key search function in security systems such as Anti-Virus and Intrusion Detection/Prevention. HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed at which they can detect signatures.

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

Results for Second Fiscal Quarter

Revenues for the second quarter of fiscal 2007 were $11.0 million, an increase of 18 percent from the $9.3 million in revenues reported in the previous quarter and a decrease of six percent from the $11.7 million in revenues reported in the second quarter of fiscal 2006. The increase from the prior quarter was a result of an increase in orders from one of our primary customers, Cisco. Fluctuation in ordering patterns from Cisco and Huawei significantly affect our revenue levels from period to period. Such fluctuation is notable between the first and second quarters of fiscal 2007 with net revenues from orders placed by Cisco increasing by 29%.

In November 2006 we embarked on a strategy to significantly improve our execution and our operating performance. During the second quarter of fiscal 2007, we produced sequential Q1’07 to Q2’07 revenue growth as our new products are achieving market acceptance and our operating expenses were lower as a result of reducing our R&D costs through reimbursement of certain costs under an R&D contract. Amounts invoiced under this arrangement are offset against research and development expenses as costs are incurred in accordance with the agreement. In Q2’07, the company invoiced $0.9 million for work performed, which was recorded as an offset to research and development expenses.

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

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of March 31, 2007	Balance March 31, 2007
	(in thousands)
Cost of revenues	$64	$(6)	$58	$-
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$595	$-

Impairment Of Long-lived Assets

The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery

The cancellation of engineering projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item on the condensed consolidated statement of operations.

Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During the second quarter of fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At March 31, 2007, the remaining lease obligation is estimated to be $1.3 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. As of March 31, 2007, $598,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of March 31, 2007 amounted to $1.1 million. All remaining expenses, with the exception of the Carlsbad lease, were paid during the first quarter of fiscal year 2007. These payments were funded by available cash on hand.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2006 and have not changed materially as of March 31, 2007.

Results of Operations

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over-Year Change	Six Months Ended March 31,		Year-over-Year Change
(dollars in thousands)	2007	2006		2007	2006
Processors	$10,208	$10,942	(7)%	$18,773	$20,848	(10)%
Software licenses and other	821	777	6%	1,525	1,543	(1)%
	$11,029	$11,719	(6)%	$20,298	$22,391	(9)%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	93%	93%	92%	93%
Software licenses and other	7%	7%	8%	7%
Total	100%	100%	100%	100%

Net revenues decreased by $690,000 for the quarter ended March 31, 2007 as compared to net revenues for the quarter ended March 31, 2006. Our processor revenues decreased $734,000 during the three months ended March 31, 2007 compared to the same period in the prior year. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparative periods is attributable to the decrease in the volume of processor units sold during the period. The increase in revenues from software license and royalties of $44,000 resulted from the variability in demand for and timing of customers’ purchases of certain of the Company’s licensed software products.

Net revenues decreased by $2.1 million for the six months ended March 31, 2007 as compared to the same period in the prior year. Our processor revenue decreased $2.1 million and was attributable to a decrease in revenues from Quantum and Huawei of $1.2 million and $532,000, respectively. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparable periods is attributable to decreases in sales volume. Our revenues from software license and royalties decreased by $18,000 resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cisco Systems, Inc.	58%	50%	56%	53%
Huawei Technologies, Inc.	11%	18%	13%	14%
	69%	68%	69%	67%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Processors	$3,513	$3,987	(12)%	$6,635	$7,558	(12)%
Software licenses and other	83	127	(35)%	165	253	(35)%
	$3,596	$4,114	(13)%	$6,800	$7,811	(13)%

	% of revenue category	% of revenue catagory	% of revenue catagory	% of revenue catagory
Processors	34%	36%	35%	36%
Software licenses and other	10%	16%	11%	16%
Total	33%	35%	34%	35%

Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased two percentage points for the three months ended March 31, 2007 as compared to the same period in fiscal 2006. The Company’s product offerings in the three months ended March 31, 2007 include a higher proportion of packet processors, which carry a lower cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues decreased. During the three months ended March 31, 2007 and March 31, 2006, we wrote down inventories (net of recoveries) of $2,000 and $50,000, respectively.

Cost of processor revenues as a percentage of net processor revenues decreased one percentage point for the six months ended March 31, 2007 as compared to the same period in fiscal 2006. The Company’s product offerings in the six months ended March 31, 2007 includes a higher proportion of packet processors, which carry a lower cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues decreased. During the six months ended March 31, 2007, we recovered inventories (net of write downs) of $74,000. During the six months ended March 31, 2006, we wrote down inventories (net of recoveries) of $122,000.

Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

Operating Expenses

Research and Development.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Research & development expenses	$3,101	$6,108	(49)%	$7,420	$11,184	(34)%
As a percentage of net revenues	28%	52%		37%	50%

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $3.0 million for the three months ended March 31, 2007 over the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $1.3 million as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006, a $1.0 million reduction in NRE and related costs due to the reimbursement of certain costs under an R&D contract, supplies decreased $451,000 due to the different stages of projects completion, a $111,000 reduction in lease expenses mainly as a result of closing the Carlsbad facility, a decrease in depreciation of $39,000 as a result of fully depreciated fixed assets and $164,000 in travel and miscellaneous expenses resulting from the reduced headcount. These decreases were partially offset by a $51,000 increase in professional services and telephone and other expenses of $26,000.

Research and development costs for the six months ended March 31, 2007 decreased $3.8 million compared to the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $2.2 million as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006, a $1.2 million reduction in NRE and related costs due to the reimbursement of certain costs under an R&D contract, supplies decreased $349,000 due to the different stages of projects completion, of which $175,000 relates to China operations, a $236,000 reduction in lease expenses mainly as a result of closing the Carlsbad facility, $152,000 in travel and miscellaneous expenses resulting from the reduced headcount and a decrease in depreciation of $13,000 as a result of fully depreciated fixed assets. These decreases were partially offset by a $315,000 increase in software maintenance primarily due to costs associated with ongoing R&D projects in China and an increase in miscellaneous expenses of $46,000.

Sales and Marketing.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Sales & marketing expenses	$2,117	$1,993	6%	$3,939	$3,794	4%
As a percentage of net revenues	19%	17%		19%	17%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $124,000 for the three months ended March 31, 2007 over the same period in the prior year. The increase primarily relates to an increase in salaries and benefits of $14,000 due to higher average salary rates in connection with employee performance reviews in October 2006 and increased SFAS 123(R) expenses which were partially offset by a reduction in headcount, an increase in professional services of $99,000 relating to company branding, an increase in sales representative commissions of $69,000 due to a higher level of sales made through sales representatives and an increase in advertising and tradeshow expenses of $11,000 due to the timing of tradeshows. These increases were partially offset by a reduction in telephone, building and miscellaneous expenses of $42,000 and a reduction in traveling expenses of $27,000 as a result of the timing of sales and marketing conferences.

Sales and marketing expenses increased $145,000 during the six months ended March 31, 2007 as compared to the same period in the prior year. The increase primarily relates to a $146,000 increase in professional services relating to a new website and company branding, an increase in sales conference expenses of $30,000 due to the timing of conferences and sales representative commissions of $23,000 due to a higher level of sales made through sales representatives. The increase was partially offset by a reduction in salaries and benefits of $20,000 due to a reduction in headcount partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase in SFAS 123(R) expenses, a decrease in advertising and tradeshow expenses of $11,000 due to the timing of events and a decrease in miscellaneous expenses of $23,000.

General and Administrative.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
General & administrative expenses	$2,658	$1,664	60%	$5,100	$3,119	64%
As a percentage of net revenues	24%	14%		25%	14%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $994,000 for the three months ended March 31, 2007 over the same period in the prior year. The increase primarily relates to increases in salaries and benefits expense of $290,000 in connection with the employee performance reviews in October 2006 together with costs associated with the transition in leadership, an increase of $197,000 in professional services and legal counsel costs associated with strategic planning, an increase in audit and other SEC compliance related cost of $251,000, of which $100,000 relates to Sarbanes-Oxley expenses in China, an increase in building expenses of $204,000 mainly due to the closure of our Carlsbad facility, an increase in miscellaneous expenses of $111,000 mainly due to recruitment costs associated with the leadership transition together with an increase in travel and depreciation expenses of $66,000. These increases were partially offset by a reduction in telephone and miscellaneous expenses of $125,000.

General and administrative expenses increased $2.0 million during the six months ended March 31, 2007 as compared to the same period in the prior year. The increase primarily relates to increases in salaries and benefits expense of $788,000 mainly due to costs associated with the transition in leadership and the employee performance reviews in October 2006, an increase of $446,000 in professional services mainly associated with strategic planning and legal counsel costs, an increase in audit and other SEC compliance related costs of $265,000 of which $100,000 relates to Sarbanes-Oxley expenses in China, an increase in building expenses of $264,000 mainly due to the closure of our Carlsbad facility, an increase in miscellaneous expenses of $198,000 mainly due to recruitment cost associated with the leadership transition, a $74,000 increase in other taxes relating to our non-U.S. locations together with an increase in travel and depreciation expenses of $79,000. These increases were partially offset by a reduction in telephone and miscellaneous expenses of $137,000.

Amortization of Intangibles.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Amortization of intangibles	$738	$797	(7)%	$1,475	$1,594	(7)%
As a percentage of net revenues	7%	7%		7%	7%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $59,000 for the three months ended March 31, 2007 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets.

Amortization of intangibles decreased $119,000 for the six months ended March 31, 2007 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets.

Interest and Other Income, net.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Interest & other income, net	$490	$454	8%	$980	$869	13%
As a percentage of net revenues	4%	4%		5%	4%

Interest and other income, net, increased $36,000 during the three months ended March 31, 2007 and $111,000 during the six months ended March 31, 2007 as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.

Income Taxes.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Provision for (benefit from) income taxes	$16	$7	129%	$(47)	$(70)	33%
As a percentage of net revenues	0%	0%		0%	0%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes increased $9,000 during the three months ended March 31, 2007 relating to our non-U.S. operations. The benefit from income taxes for the six months ended March 31, 2007 reflects the reversal of previously accrued tax liability for our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:
	Six Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(1,946)	$(2,392)
Net cash provided by investing activities	4,677	13,157
Net cash provided by financing activities	287	791
Net increase in cash and cash equivalents	$3,018	$11,556

Operating Activities. Net cash used in operating activities was $1.9 million for the six months ended March 31, 2007 resulting from a net loss during the period of $3.4 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $917,000, amortization of intangibles related to acquired technologies of $1.5 million, stock-based compensation expenses of $987,000 and a decrease in the allowance for bad debts of $5,000. These non-cash expenses were offset by an increase in accounts receivable of $1.9 million, reflecting a shift in the timing of shipments and collections during the second quarter of fiscal 2007, and an increase in inventories of $214,000, net of $74,000 in reserve recoveries for excess and obsolete inventory, mainly due to the timing of receipt of inventory purchases, an increase in other current assets of $555,000, due to the addition of short-term software license agreements in China, together with a reduction in accrued liabilities of $157,000. Contributing to cash provided by operations was a reduction in prepaid expenses of $131,000 as well as an increase in accounts payable of $743,000, which was related to the timing of payments made.

Net cash used in operating activities of $2.4 million for the six months ended March 31, 2006 was the result of the net loss of $4.2 million, which includes non-cash expenses for depreciation and amortization of $881,000 related to property and equipment and licensed software, amortization of intangibles of $1.6 million and stock-based compensation expense of $474,000, which was the effect of the adoption of SFAS 123(R) during the period, as well as a reduction of $1.9 million in accrued liabilities including $1.2 million in non-recurring engineering services and costs and an increase in prepaid expenses of $253,000, as a result of the timing of renewing maintenance contracts. These items were mainly offset by a decrease in inventory of $142,000, mainly due to the timing of receipt of inventory purchases, and an increase in accounts payable of $994,000, which was related to the timing of payments made.

Investing Activities. Net cash provided by investing activities was $4.7 million for the six months ended March 31, 2007, which primarily reflects the net sale of short-term investments of $5.1 million, offset by the purchase of property and equipment of $450,000, net of $41,000 in sales of property and equipment.

Net cash provided by investing activities was $13.2 million for the six months ended March 31, 2006, which primarily reflects the net sales and maturities of short-term investments of $14.1 million offset by the purchase of property and equipment of $952,000.

Financing Activities. Net cash provided by financing activities for the six months ended March 31, 2007 of $287,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $271,000.

Net cash provided by financing activities for the six months ended March 31, 2006 of $791,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $978,000 offset by installment payments on acquired software licenses of $187,000.

The Company’s inventory balance increased by $214,000 to $2.2 million at March 31, 2007 as compared to $2.0 million as of September 30, 2006. The increase in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the quarter ended March 31, 2007 were 5.9 times as compared to 7.2 times for the year ended September 30, 2006. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $1.9 million from September 30, 2006 to March 31, 2007.

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

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of March 31, 2007 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$4,128	$1,872	$1,958	$298	$-
Inventory purchases	4,182	4,182	-	-	-
Non-recurring engineering expense	108	108	-	-	-
Totals	$8,418	$6,162	$1,958	$298	$-

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

Product Warranties

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expense under its product or service warranties. As a result, the Company has not recorded an accrual related to product or warranty services as of March 31, 2007. The Company assesses the need for a warranty accrual every quarter. There is no assurance that a warranty accrual will not be necessary in the future.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at March 31, 2007 would have an immaterial effect on the Company’s pre-tax earnings and the fair value of its investments.

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

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Contractual Arrangement with Hangzhou Ansai Information Technology May Not Be As Effective as Direct Ownership.

Because a wholly foreign-owned enterprise is precluded by regulation or otherwise from conducting activities in certain industry sectors and participating in certain research projects in the PRC, Hifn opted to create a contractually controlled company called Hangzhou Ansai Information Technology Co., Ltd. (“Ansai”) to expand our business in the PRC. Hifn International, one of the subsidiaries of Hifn, controls Ansai by contractual arrangement only and does not have any equity ownership in the company. These contractual arrangements may not provide control over Ansai similar to that of direct ownership, making it more difficult for Hifn to ensure effective oversight of operations in the PRC.

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

Our success is largely dependent upon continued growth in the market for network security equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. Our success also depends upon storage equipment vendors incorporating our compression security products into their systems. The virtual tape library products from storage system vendors incorporate our compression products and our goal is to become a leading supplier for compression in those markets. We also want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. Additionally, we have entered into the network processor market and developed products that we anticipate fulfill the need for security in the iSCSI market.

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

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the last three years are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cisco Systems, Inc.	58%	50%	56%	53%
Huawei Technologies, Inc.	11%	18%	13%	14%
	69%	68%	69%	67%

Cisco and Huawei are not under any binding obligation to order from us. If our sales to Cisco or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended March 31, 2007, sales to Cisco increased 30% while sales to Huawei decreased six percent, over revenues generated from each respective customer in the preceding quarter, significantly affecting the Company’s revenue levels and results of operations for the quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

We Face Risks Associated With Our Business Expansion Into The Solutions, VAR And System Integrator Channels.

    The success of our business expansion initiatives in the area of board and subsystem products (Hifn Express DR family) is dependent on the successful recruitment, training, activation, management and competitive defense of channel partners in North American and global markets. Our channel partner initiatives are being launched from a standing start, and Hifn must invest management time, attention and resources in order for these activities to have a substantive positive impact on our revenues over time. The steps required for our business expansion initiatives in the channel include:

•	The creation and launch of the Hifn “PartnerExpress” program designed to enable a Partner Relationship Management (“PRM”) portal for our partners to securely interact with Hifn.

•	Promotional and outbound marketing activities designed to identify, screen and qualify prospective partners.

•	Technical and sales training of partners relative to the Hifn Express family boards and subsystems.

•	Sales cycle and time-to-revenue issues relative to a partner-based (vs. our historical OEM-direct) sales model.

•	Partner incentive activities that promote the sale of a Hifn product vs. a competitive offering.

Our business, financial condition and results of operations could suffer based on the execution risk contained in one or more of these activities.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, Philips Semiconductor and IBM. Because we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Because the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

We depend on our suppliers to deliver sufficient quantities of finished products to us in a timely manner. Because we place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our suppliers, our suppliers may allocate production capacity to their other customers’ products while reducing deliveries to us on short notice. In the past, one of our suppliers delayed the delivery of one of our products. As a result, we switched production of the product to a new manufacturer, which caused a 3-month delay in shipments to our customers. We have also experienced yield and test anomalies on a different product manufactured by another subcontractor that could have interrupted our customer shipments. In this case, the manufacturer was able to correct the problem in a timely manner and customer shipments were not affected. The delay and expense associated with qualifying a new supplier or foundry and commencing volume production can result in lost revenue, reduced operating margins and possible harm to customer relationships. The steps required for a new manufacturer to begin production of a semiconductor product include:

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

Our Success Depends Upon Protecting Our Intellectual Property.

Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty (20) United States patents and eleven (11) foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2007 to 2024. Of our issued United States patents we have nine (9) in renewal litigation which is expected to complete before the end of Fiscal Year 2007. We also have six (6) pending patent applications in the United States and a total of twenty six (26) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

Declines In Network And Storage Equipment Prices Could Harm Our Operating Results.

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

As of March 31, 2007, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000). Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill or other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of March 31, 2007. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 20, 2007. At the meeting, the following proposals received the votes listed below:

Proposal I: Election of three (3) Class II Directors for three-year terms expiring 2010.

	Votes for:	Votes withheld:
Dennis DeCoste	12,806,317	151,731
Taher Elgamal	12,805,558	152,490
Robert W. Johnson	12,806,317	151,731

The Company’s Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class III directors (Albert E. Sisto and Douglas Whiting) will expire at the meeting of stockholders to be held in 2008. The term for Class I director (Thomas Lawrence) will expire at the meeting of stockholders to be held in 2009.

Proposal II: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending September 30, 2007.

Votes for:
Votes for:	12,806,845
Votes against:	66,311
Abstentions	892

Item 6. Exhibits

Exhibit Number	Exhibit
10.38 *	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc.
(Registrant)

Date: May 10, 2007	By: /s/ William R. Walker
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.38 *	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.