Form 10-Q
period 2007-06-30
HI/FN INC
filed 2007-08-08
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

YES ☐ NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,215,475 at August 3, 2007.

HIFN, INC.

PART 1– FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	June 30, 2007	September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,386	$20,437
Short-term investments	18,077	18,340
Accounts receivable, net	5,425	4,614
Inventories	3,461	2,028
Prepaid expenses and other current assets	1,461	1,571
Total current assets	47,810	46,990

Property and equipment, net	2,061	2,356
Goodwill and intangible assets, net	4,669	6,881
Other assets	1,551	1,249
	$56,091	$57,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,150	$1,672
Accrued expenses and other current liabilities	3,918	5,119
Total current liabilities	6,068	6,791

STOCKHOLDERS’ EQUITY:
Common stock	14	14
Additional paid-in capital	168,736	166,100
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(114,300)	(111,175)
Treasury stock, at cost	(4,427)	(4,253)
Total stockholders’ equity	50,023	50,685
	$56,091	$57,476

See accompanying notes to condensed consolidated financial statements.

HIFN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net revenues:
Processors	$11,046	$10,917	$29,819	$31,765
Software licenses and other	625	1,335	2,150	2,878
Total net revenues	11,671	12,252	31,969	34,643

Costs and operating expenses:
Cost of revenues – processors	3,882	3,992	10,517	11,550
Cost of revenues – software licenses and other	82	126	247	379
Research and development	2,916	5,748	10,336	16,932
Sales and marketing	2,097	2,084	6,036	5,878
General and administrative	1,940	1,841	7,040	4,960
Amortization of intangible assets	737	1,076	2,212	2,670
Total costs and operating expenses	11,654	14,867	36,388	42,369
Income (loss) from operations	17	(2,615)	(4,419)	(7,726)
Interest and other income, net	489	489	1,469	1,358
Income (loss) before income taxes	506	(2,126)	(2,950)	(6,368)
Provision for income taxes	222	85	175	15
Net income (loss)	$284	$(2,211)	$(3,125)	$(6,383)

Net income (loss) per share
- Basic	$0.02	$(0.16)	$(0.22)	$(0.47)
- Diluted	$0.02	$(0.16)	$(0.22)	$(0.47)

Weighted average shares outstanding
- Basic	14,109	13,842	14,010	13,725
- Diluted	14,398	13,842	14,212	13,725

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,125)	$(6,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342	1,388
Amortization of intangible assets	2,212	2,378
Asset impairment	-	292
Stock-based compensation expense	1,749	742
Provision for (recovery of) excess and obsolete inventory	(79)	455
Allowance for doubtful accounts	7	16
Changes in assets and liabilities:
Accounts receivable	(818)	(364)
Inventories	(1,354)	(196)
Prepaid expenses and other current assets	110	(667)
Other assets	(836)	(104)
Accounts payable	478	(218)
Accrued expenses and other current liabilities	(1,201)	(2,639)
Net cash used in operating activities	(1,515)	(5,300)
Cash flows from investing activities:
Sale and maturities of short-term investments	28,691	19,598
Purchases of short-term investments	(28,427)	(12,533)
Purchases of property and equipment	(513)	(1,443)
Net cash (used in) provided by investment activities	(249)	5,622
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	887	1,566
Repurchase of common Stock	(174)	-
Installment payments on acquired software licenses	-	(219)
Net cash provided by financing activities	713	1,347
Net (decrease) increase in cash and cash equivalents	(1,051)	1,669
Cash and cash equivalents at beginning of period	20,437	23,179
Cash and cash equivalents at end of period	$19,386	$24,848

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security and data reduction market leader that supplies major network and storage original equipment manufacturers (“OEMs”) with patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and board level products with high-levels of integration that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), Nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes is necessary for a fair statement of the Company’s financial position as of June 30, 2007 and its results of operations for the three and nine months ended June 30, 2007 and June 30, 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year, or in any future period.

The Company has an accumulated deficit of $114.3 million as of June 30, 2007 with net income of $284,000 for the three months ended, and a net loss of $3.1 million for the nine months ended, June 30, 2007. The Company believes that its existing cash, cash equivalents and short-term investments will fund any anticipated operating losses and purchases of capital equipment and will provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company, if at all.

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

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of September 30, 2006	Balance September 30, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$53	$5
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$590	$5

The remaining balance was paid during the first quarter of fiscal 2007.

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

Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During the second quarter of fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At June 30, 2007, the remaining lease obligation is estimated to be $1.2 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. As of June 30, 2007, $555,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of June 30, 2007 amounted to $1.1 million. All remaining expenses, with the exception of the Carlsbad lease, were paid during the first quarter of fiscal year 2007.  These payments were funded by available cash on hand.

 Note 2 - Balance Sheet Components

	June 30, 2007	September 30, 2006
	(in thousands)
Property and equipment:
Computer equipment	$8,333	$7,932
Furniture and fixtures	888	1,068
Leasehold improvements	784	778
Office equipment	903	911
	10,908	10,689
Less: accumulated depreciation	(8,847)	(8,333)
	$2,061	$2,356

Intangible assets:
Developed and core technology		$14,196	$14,196
Workforce		159	159
		14,355	14,355
Less: accumulated amortization		(10,715)	(8,503)
		3,640	5,852
Goodwill		1,029	1,029
		$4,669	$6,881
The estimated future amortization expense related to intangible assets as of June 30, 2007 is as follows:
Fiscal year ending September 30,
2007 (3 months ended)	$698
2008	2,354
2009	588
Total estimated amortization	$3,640

Other assets:
Design tools and other licensed intellectual property		$1,200	$916
Refundable deposits		351	333
		$1,551	$1,249

Accrued expenses and other current liabilities:
Compensation and employee benefits		$1,530	1,964
Deferred income and revenue		974	641
Accrued vacant facility lease cost		962	$1,560
Accrued non-recurring engineering costs		28	510
Income taxes payable		-	30
Other		424	414
		$3,918	$5,119

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

Outstanding options to purchase shares of common stock and their weighted shares equivalents excluded from the computation of diluted earnings because of their anti-dilutive impact were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Outstanding options to purchase common stock	4,206,478	4,090,703	4,206,478	4,090,703

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$284	$(2,211)	$(3,125)	$(6,383)
Unrealized gain/(loss) on financial instruments	(6)	(6)	1	20
Comprehensive income (loss)	$278	$(2,217)	$(3,124)	$(6,363)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Plan

As of June 30, 2007, the Company had two employee stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Within the quarter ended December 31, 2005, the Company also had a third stock option plan, the Apptitude Plan, which was assumed in connection with the acquisition of Apptitude, Inc. in August 2000. The Apptitude Plan expired on October 25, 2005. Options granted under the Apptitude Plan remain outstanding until exercised or cancelled. As of June 30, 2007, 66,558 options remained outstanding under the Apptitude Plan.

As of June 30, 2007, the 1996 Plan had 5,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The 1996 Plan is administered by the Board of Directors of the Company or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award.  Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the 1996 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. As a result of early exercise features as provided for by the 1996 Plan, options granted are immediately exercisable subject to the Company’s repurchase rights which expire as options vest.

As of June 30, 2007, the 2001 Plan had 2,000,000 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified stock options. The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company. Options granted under the 2001 Plan generally vest over a period of four years.

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2006	1,920,859	3,539,998	$10.09
Options granted	(904,550)	904,550	5.01
Options exercised	-	-	-		-
Options cancelled	162,335	(162,335)	12.09
Balance at December 31, 2006	1,178,644	4,282,213	8.94
Options granted	(104,500)	104,500	6.07
Options exercised	-	(5,697)	2.81		15
Options cancelled	163,295	(163,295)	8.41
Balance at March 31, 2007	1,237,439	4,217,721	8.90
Options granted	(318,850)	318,850	6.16
Options exercised / vested	-	(154,738)	2.15		666
Options cancelled	175,355	(175,355)	6.92
Balance at June 30, 2007	1,093,944	4,206,478

Fully vested and expected to vest at June 30, 2007		4,080,637	$9.03	5.96	$1,513
Fully vested and exercisable at June 30, 2007		3,029,294	$10.20	4.91	$1,020

Options granted in the December 31, 2007 quarter include 75,000 shares of restricted stock under the 1996 Plan with a weighted average grant date fair value of $4.85 per share that vested over a six month period.  As of June 30, 2007, all shares were fully vested.

    Options vested and exercisable as of June 30, 2007 include 172,400 shares, with a weighted average exercise price of $10.88, related to options held by the Company’s executive officers for which vesting was accelerated as of August 2005 and for which a holding period relating to the timing of the sale of exercised options, if any, was imposed. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 represents the total intrinsic value, based on the Company’s closing stock price of $5.90 as of June 30, 2007 (the last business day for the third fiscal quarter of 2007), which would have been received by the option holders had the options been exercised as of such date.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. The price of shares purchased under the ESPP is the lesser of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. There were 62,189 shares issued pursuant to the ESPP, at a weighted average price of $4.27, during the three months ended June 30, 2007. During the nine months ended June 30, 2007, 124,423 shares were issued pursuant to the ESPP, at a weighted average price of $4.31 per share. As of June 30, 2007, there were 456,021 shares available for future purchases under the ESPP. Stock-based compensation expense relating to the ESPP was $32,000 and $112,000 for the three and nine months ended June 30, 2007, respectively.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized during the following periods was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cost of revenues	$12	$3	$25	$7
Research and development	397	119	688	365
Sales and marketing	73	50	194	129
General and administrative	280	96	842	241
Total stock-based compensation expense	$762	$268	$1,749	$742

As of June 30, 2007, there was approximately $3.7 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.68 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets. The effect of SFAS 123(R) for the three months ended June 30, 2007 was a decrease in net income of $762,000, or $0.05 per share and for the nine months ended June 30, 2007 was an increase in net loss of $1.7 million, or $0.12 per share.

The method of valuation for share-based awards granted beginning in fiscal 2006 is the Black-Scholes model. The expected term of the awards represents the weighted-average period the stock options are expected to remain outstanding which assumes that the employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company’s expected volatility assumption uses the historical volatility of the Company’s stock, as applicable for the expected term. Because the Company has not in the past and does not currently expect to pay dividends, the expected dividend yield is zero. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The post-vesting forfeiture rate is based on the Company’s historical option cancellation and employee exercise information.

The fair value of employee stock options granted during the following periods was estimated based on the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Weighted-average estimated fair value	$3.17	$3.85	$3.10	$4.07
Estimated life	5.66 years	5.40 years	5.79 years	5.45 years
Risk-free interest rate	4.45%	4.79%	4.54%	4.45%
Expected stock price volatility	49.56%	59.07%	53.72%	64.05%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The fair value of employee stock purchased under the ESPP plan during the following periods was estimated based on the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Weighted-average estimated fair value	$1.42	$1.31	$1.52	$1.37
Estimated life	0.49 years	0.49 years	0.50 years	0.49 years
Risk-free interest rate	4.72%	4.70%	4.81%	4.26%
Expected stock price volatility	34.79%	32.67%	35.77%	32.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Repurchase

On May 9, 2007, the Company’s Board of Directors authorized a repurchase from Albert E. Sisto, the Company’s chairman and chief executive officer, of 26,812 shares of the Company’s common stock with an aggregate fair market value of $174,000, in order to satisfy certain tax withholding obligations arising out of the vesting of restricted stock held by Mr. Sisto.

Note 6 – Segment and Geographic Information

The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors, security protocol processors, compression processors, security boards, compression boards, semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products, which geographic location may be different from the geographic locations of our end customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
North America:
United States	$4,643	$4,776	$12,720	$12,551
Other	213	337	662	896
Total North America	4,856	5,113	13,382	13,447
Asia:
Hong Kong	5,164	4,873	14,290	15,454
Malaysia	206	567	1,263	877
Singapore	90	487	224	1,383
Japan	425	558	915	1,351
Thailand	309	177	489	591
Taiwan	15	16	45	105
Other	13	16	13	40
Total Asia	6,222	6,694	17,239	19,801
Europe and other	593	445	1,348	1,395
Total	$11,671	$12,252	$31,969	$34,643

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the periods indicated were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Cisco Systems, Inc.	47%	52%	52%	52%
Huawei Technologies, Inc.	12%	10%	13%	13%
	59%	62%	65%	65%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of June 30, 2007, the Company had net property and equipment of $1.3 million and $772,000 in the United States and China, respectively.

Note 7 – Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarters ended June 30, 2006 and June 30, 2007 relates to accrued tax liabilities on the Company’s non-U.S. operations.

Note 8 – Guarantees and Product Warranties

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Agreements that we have determined to be within the scope of FIN 45 include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Note 10 - Subsequent Events

On July 23, 2007, Hifn announced its acquisition of the business of Siafu Software, a providers of secure storage solutions. This acquisition extends Hifn's strategy of vertically integrating its data protection solutions to fill the gap in the convergence of storage, security and networking infrastructure. Siafu Software was already using Hifn's technology within their appliances prior to the acquisition.

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

Overview

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd. (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a network- and storage-security and data reduction market leader that supplies major network and storage original equipment manufacturers (“OEMs”) with patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn designs, develops and markets both hardware and software solutions to a targeted customer base of networking-, security- and storage-OEMs. Our solutions are attractive to customers because they feature high-performance, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and board level products with high-levels of integration that help reduce their time-to-market. Our processor solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and content search solutions are used in networking, security and storage equipment such as routers, remote access concentrators, Virtual Private Networks (“VPN”), Virtual Tape Libraries (“VTL”), Nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption and compression processors allow network and storage equipment vendors to add security and data reduction functions to their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express VTL / Express Data Reduction (“DR”) boards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express VTL board can offer their customers a storage solution that more than doubles the storage capacity, saving them power, physical space, operational and capital expenses.

In addition to networking and storage OEMs, Hifn offers its new Express DR board and subsystem offerings via a partner channel consisting of solutions providers, value-added resellers (“VARs”) and system integrators. This channel initiative will enable the company to target new customer sales, as well as target the upgrade market for data reduction and data security. For example, existing customers of Hifn partner FalconStor may choose to upgrade their existing VTL or Nearline storage systems with the Hifn Express DR 1000 board designed to accelerate FalconStor backup/recovery operations while more than doubling existing storage capacity using Hifn’s patented compression technologies.

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

Results for Third Fiscal Quarter

Revenues for the third quarter of fiscal 2007 were $11.7 million, an increase of six percent from the $11.0 million in revenues reported in the previous quarter and a decrease of five percent from the $12.3 million in revenues reported in the third quarter of fiscal 2006. Fluctuation in ordering patterns from Cisco and Huawei have significantly affected our revenue levels during these periods. Such fluctuation is notable between the second and third quarters of fiscal 2007 with net revenues from orders placed by Cisco and Huawei decreasing by 10%.

In November 2006 we embarked on a strategy to significantly improve our execution and our operating performance. The quarter ended June 30, 2007 represents our second sequential quarter of top-line growth. Orders from long standing customers continued at expected levels while we continued to improve our execution and operating performance at every level of our business. This was a quarter of significant financial improvement across the board, returning to profitability, sequential growth, cash generation and improved working capital.

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

Involuntary Termination Cost

	Expense Accrued June 30, 2006	Adjustments	Paid as of September 30, 2006	Balance September 30, 2006
	(in thousands)
Cost of revenues	$64	$(6)	$53	$5
Research and development	471	(17)	454	-
Sales and marketing	59	-	59	-
General and administrative	24	-	24	-
Total	$618	$(23)	$590	$5

The remaining balance was paid during the first quarter of fiscal 2007.

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

Termination Of Operating Lease

As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability related to the Carlsbad facility of $550,000 was accrued during the last quarter of fiscal year 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During the second quarter of fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At June 30, 2007, the remaining lease obligation is estimated to be $1.2 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in the fourth quarter of fiscal 2006 for the relocation of operations and equipment from the closing facility. As of June 30, 2007, $555,000 of the remaining lease cost was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Net Restructuring Cost

Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of June 30, 2007 amounted to $1.1 million. All remaining expenses, with the exception of the Carlsbad lease, were paid during the first quarter of fiscal year 2007.  These payments were funded by available cash on hand.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2006 and have not changed materially as of June 30, 2007.

Results of Operations

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Processors	$11,046	$10,917	1%	$29,819	$31,765	(6)%
Software licenses and other	625	1,335	(53)%	2,150	2,878	(25)%
	$11,671	$12,252	(5)%	$31,969	$34,643	(8)%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	95%	89%	93%	92%
Software licenses and other	5%	11%	7%	8%
Total	100%	100%	100%	100%

Net revenues decreased by $581,000 for the quarter ended June 30, 2007 as compared to net revenues for the quarter ended June 30, 2006. Our processor revenues increased $129,000 during the three months ended June 30, 2007 compared to the same period in the prior year. The average selling price of processors remained at relatively the same levels. The increase in processor revenues between the comparative periods is attributable to increasing board sales, partially offset by a decrease in the volume of processor units sold during the period. The decrease in revenues from software license and royalties of $710,000 resulted from the variability in demand for and timing of customers’ purchases of certain of the Company’s licensed software products.

Net revenues decreased by $2.7 million for the nine months ended June 30, 2007 as compared to the same period in the prior year. Our processor revenue decreased $1.9 million and was attributable to a decrease in revenues from Quantum and Huawei of $1.8 million and $319,000, respectively. The average selling price of these processors remained at relatively the same levels. The decrease in processor revenues between the comparable periods is attributable to decreases in processor sales volume. Our revenues from software license and royalties decreased by $728,000 resulting from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Cisco Systems, Inc.	47%	52%	52%	52%
Huawei Technologies, Inc.	12%	10%	13%	13%
	59%	62%	65%	65%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year Change	Six Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2007	2006		2007	2006
Processors	$3,882	$3,992	(3)%	$10,517	$11,550	(9)%
Software licenses and other	82	126	(35)%	247	379	(35)%
	$3,964	$4,118	(4)%	$10,764	$11,929	(10)%

	% of revenue category	% of revenue catagory	% of revenue catagory	% of revenue catagory
Processors	35%	37%	35%	36%
Software licenses and other	13%	9%	11%	13%
Total	34%	34%	34%	34%

     Cost of revenues consists primarily of semiconductors and boards which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased two percentage points for the three months ended June 30, 2007 as compared to the same period in fiscal 2006. The Company’s product offerings in the three months ended June 30, 2007 include a higher proportion of security processors, which carry a lower cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues decreased. This decrease was partially offset by increased board sales, which in turn carry a higher cost of revenue. During the three months ended June 30, 2007, we recovered inventories (net of write downs) of $5,000. During the three months ended June 30, 2006, we wrote down inventories (net of recoveries) of $208,000, which also contributed to the higher cost of revenue for the three months ended June 30, 2006 as compared to the current period.

Cost of processor revenues as a percentage of net processor revenues decreased one percentage point for the nine months ended June 30, 2007 as compared to the same period in fiscal 2006. The Company’s product offerings in the nine months ended June 30, 2007 include a higher proportion of security processors, which carry a lower cost of revenues as compared to all other processors. As a result, processor cost of revenues as a percentage of net revenues decreased. This decrease was partially offset by increased board sales, which in turn carry a higher cost of revenue. During the nine months ended June 30, 2007, we recovered inventories (net of write downs) of $80,000. During the nine months ended June 30, 2006, we wrote down inventories (net of recoveries) of $330,000, which also contributed to the higher cost of revenue for the nine months ended June 30, 2006 as compared to the current period.

Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

Operating Expenses

Research and Development.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Research & development expenses	$2,916	$5,748	(49)%	$10,336	$16,932	(39)%
As a percentage of net revenues	25%	47%		32%	49%

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $2.8 million for the three months ended June 30, 2007 over the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $1.9 million as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase in SFAS 123(R) expenses, a $185,000 reduction in NRE and related costs due to the reimbursement of certain costs under an R&D contract, supplies decreased $357,000 due to the different stages of projects completion, a $130,000 reduction in lease expenses mainly as a result of closing the Carlsbad, CA facility, a decrease in depreciation of $56,000 as a result of fully depreciated fixed assets, a $6,000 decrease in software maintenance cost and a $186,000 decrease in telephone, travel and miscellaneous expenses resulting from the reduced headcount. These decreases were partially offset by a $41,000 increase in professional services.

Research and development costs for the nine months ended June 30, 2007 decreased $6.6 million compared to the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $4.1 million as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase in SFAS 123(R) expenses, a $1.4 million reduction in NRE and related costs due to the reimbursement of certain costs under an R&D contract, supplies decreased $707,000 due to the different stages of projects completion, a $367,000 reduction in lease expenses mainly as a result of closing the Carlsbad, CA facility, a decrease of $322,000 in travel and miscellaneous expenses resulting from the reduced headcount and a decrease in depreciation of $69,000 as a result of fully depreciated fixed assets. These decreases were partially offset by a $309,000 increase in software maintenance costs primarily due to costs associated with ongoing R&D projects and an increase in professional services and other expenses of $73,000.

Sales and Marketing.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Sales & marketing expenses	$2,097	$2,084	1%	$6,036	$5,878	3%
As a percentage of net revenues	18%	17%		19%	17%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $13,000 for the three months ended June 30, 2007 over the same period in the prior year. The increase primarily relates to an increase in professional services of $132,000 relating to company branding, and an increase in telephone, building and miscellaneous expenses of $30,000. These increases were partially offset by a reduction in traveling expenses of $87,000 as a result of reduced travel and the timing of sales and marketing conferences and a reduction in salaries and benefits of $62,000 primarily due to an average lower headcount for the period and the restructuring cost incurred in the June 30, 2006 quarter.

Sales and marketing expenses increased $158,000 during the nine months ended June 30, 2007 as compared to the same period in the prior year. The increase primarily relates to a $279,000 increase in professional services relating to a new website and company branding, an increase in sales conference expenses of $28,000 due to the timing of conferences and increased sales representative commissions of $21,000 due to a higher level of sales made through sales representatives. The increase was partially offset by a reduction in salaries and benefits of $83,000 due to a average lower headcount partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase in SFAS 123(R) expenses, a decrease in traveling and other expenses of $77,000 due to the timing of events and a decrease in miscellaneous expenses of $10,000.

General and Administrative.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
General & administrative expenses	$1,940	$1,841	5%	$7,040	$4,960	42%
As a percentage of net revenues	17%	15%		22%	14%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $99,000 for the three months ended June 30, 2007 over the same period in the prior year. The increase primarily relates to increases in salaries and benefits expense of $150,000 in connection with the employee performance reviews in October 2006 together with costs associated with the transition in leadership, an increase in building expenses of $102,000 mainly due to the closure of our Carlsbad, CA facility, an increase in miscellaneous expenses of $23,000 mainly due to recruitment costs associated with the leadership transition together with an increase in travel and depreciation expenses of $27,000. These increases were partially offset by a decrease of $164,000 in professional services, legal counsel costs associated with strategic planning and audit and other SEC compliance related costs and a reduction in telephone and miscellaneous expenses of $39,000.

General and administrative expenses increased $2.1 million during the nine months ended June 30, 2007 as compared to the same period in the prior year. The increase primarily relates to increases in salaries and benefits expense of $938,000 mainly due to costs associated with the transition in leadership and the employee performance reviews in October 2006, an increase of $361,000 in professional services mainly associated with strategic planning and legal counsel costs, an increase in audit and other SEC compliance related costs of $187,000 of which $100,000 relates to Sarbanes-Oxley expenses in China, an increase in building expenses of $366,000 mainly due to the closure of our Carlsbad, CA facility, an increase in miscellaneous expenses of $257,000 primarily due to recruitment cost associated with the leadership transition, a $42,000 increase in other taxes relating to our non-U.S. locations together with an increase in travel and depreciation expenses of $105,000. These increases were partially offset by a reduction in telephone and supplies expenses of $176,000.

Amortization of Intangibles.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Amortization of intangibles	$737	$1,076	(32)%	$2,212	$2,670	(17)%
As a percentage of net revenues	6%	9%		7%	8%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $339,000 for the three months ended June 30, 2007 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets and a software impairment expense of $292,000 relating to the June 28, 2006 restructure.

Amortization of intangibles decreased $458,000 for the nine months ended June 30, 2007 over the same period in the prior year mainly as a result of the full amortization of previously capitalized intangible assets and a software impairment expense of $292,000 relating to the June 28, 2006 restructure.

Interest and Other Income, net.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Interest & other income, net	$489	$489	0%	$1,469	$1,358	8%
As a percentage of net revenues	4%	4%		5%	4%

Interest and other income, net, remained unchanged during the three months ended June 30, 2007 and increased $111,000 during the nine months ended June 30, 2007 as compared to the same respective periods in the prior fiscal year. The increase was primarily a result of the timing in sales and purchases of higher-average-yield instruments to take advantage of rising interest rates.

Income Taxes.

	Three Months Ended June 30,		Year-over-Year	Nine Months Ended June 30,		Year-over-Year
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Provision for income taxes	$222	$85	161%	$175	$15	1067%
As a percentage of net revenues	2%	1%		1%	0%

    We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes increased $137,000 during the three months and $160,000 during the nine months ended June 30, 2007. These taxes relates to our non-U.S. operations and the increases are primarily due to increased activities at our China location. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended June 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(1,515)	$(5,300)
Net cash (used in) provided by investing activities	(249)	5,622
Net cash provided by financing activities	713	1,347
Net (decrease) increase in cash and cash equivalents	$(1,051)	$1,669

Operating Activities. Net cash used in operating activities was $1.5 million for the nine months ended June 30, 2007 resulting from a net loss during the period of $3.1 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $1.3 million, amortization of intangibles related to acquired technologies of $2.2 million, stock-based compensation expenses of $1.8 million and an increase in the allowance for bad debts of $7,000. These non-cash expenses were offset by an increase in accounts receivable of $818,000, reflecting higher sales and a shift in the timing of shipments and collections during the third quarter of fiscal 2007, and an increase in inventories of $1.4 million, net of $79,000 in reserve recoveries for excess and obsolete inventory, mainly due to the timing of receipt of inventory purchases and higher sales volumes, an increase in other current assets of $836,000, primarily due to the addition of  short-term software license agreements in China, together with a reduction in accrued liabilities of $1.2 million. Contributing to cash provided by operations was a reduction in prepaid expenses of $110,000 as well as an increase in accounts payable of $478,000, which was related to the timing of payments made.

Net cash used in operating activities of $5.3 million for the nine months ended June 30, 2006 was the result of the net loss of $6.4 million, which includes non-cash expenses for depreciation and amortization of $1.4 million related to property and equipment and licensed software, an impairment of certain software assets in the amount of $292,000, as part of the restructuring, additions to the provision for excess and obsolete inventory in the amount of $455,000, amortization of intangibles of $2.4 million in accordance with scheduled amortization and stock-based compensation expense of $742,000, which was the effect of the adoption of SFAS 123(R) during the period. These non-cash expenses were offset by a reduction of $2.6 million in accrued liabilities, a reduction in accounts payable of $218,000 which was related to the timing of payments made, an increase in prepaid expenses of $667,000, as a result of the timing of renewing maintenance contracts and additions in our China operations, together with an increase in accounts receivables of $364,000 due to the timing of shipments, additions to other assets of $104,000 and an increase in inventory of $196,000, mainly due to the timing of receipt of inventory purchases and the sale of previously reserved obsolete inventory.

Investing Activities. Net cash used in investing activities was $249,000 for the nine months ended June 30, 2007, which primarily reflects the purchase of property and equipment of $513,000, offset by the net sale of short-term investments of $264,000.

Net cash provided by investing activities was $5.6 million for the nine months ended June 30, 2006, and primarily reflects the net sales and maturities of short-term investments of $7.1 million offset by the purchase of property and equipment of $1.5 million of which $475,000 relates to our China operations.

Financing Activities. Net cash provided by financing activities for the nine months ended June 30, 2007 of $713,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $887,000, partially offset by the repurchase of common stock of $174,000.

Net cash provided by financing activities for the nine months ended June 30, 2006, of $1.3 million was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.6 million offset by installment payments on acquired software licenses of $219,000.

The Company’s inventory balance increased by $1.5 million to $3.5 million at June 30, 2007 as compared to $2.0 million as of September 30, 2006. The increase in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The continued growth in the VTL board business also requires higher inventory levels which in turn carries a much higher unit cost than other products. The Company’s annualized inventory turns for the quarter ended June 30, 2007 were 5.4 times as compared to 7.2 times for the year ended September 30, 2006. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $818,000 from September 30, 2006 to June 30, 2007.

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

         Stock Repurchase. On May 9, 2007, the Company’s Board of Directors authorized a repurchase from Albert E. Sisto, the Company’s chairman and chief executive officer, of 26,812 shares of the Company’s common stock with an aggregate fair market value of $174,000, in order to satisfy certain tax withholding obligations arising out of the vesting of restricted stock held by Mr. Sisto.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of June 30, 2007 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$3,755	$1,719	$1,872	$164	$-
Inventory purchases	2,325	2,325	-	-	-
Non-recurring engineering expense	28	28	-	-	-
Totals	$6,108	$4,072	$1,872	$164	$-

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company’s investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. A 10% change in interest rates at June 30, 2007 would have an immaterial effect on the Company’s pre-tax earnings and the fair value of its investments.

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

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included herein include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A to Part I of our 2006 Annual Report on Form 10-K.  In future periods, Hifn’s business, financial condition and results of operations may be affected by many factors including, but not limited to, the following:

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

Our Business Depends Upon The Continued Growth of the Network Equipment and Storage Equipment Markets And Our Penetration Of The Virtual Private Network, Storage Networking, Network Processor and Virtual Tape Library And Nearline Storage Markets.

Our success is largely dependent upon continued growth in the market for network security and compression equipment, such as routers, remote access concentrators, switches, broadband access equipment, security gateways, firewalls and network interface cards. Our success also depends upon storage equipment vendors incorporating our compression security products into their systems. The virtual tape library and Nearline products from storage system vendors incorporate our compression products and our goal is to become a leading supplier for compression in those markets. We also want to be a leading supplier of packet processors that implement the network security protocols necessary to support the deployment of virtual private networks. Additionally, we have entered into the network processor market and developed products that we anticipate fulfill the need for security in the storage networking market.

These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve these markets. Our ability to generate significant revenue in the network and storage equipment, virtual private network, network processor, storage networking, virtual tape library and Nearline markets will depend upon, among other things, the following:

•	Capital spending levels;

•	Additions to, changes in or lack of industry standards;

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users;

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks;

•	The adoption of security as a necessary feature in storage networking;

•	The adoption of compression as a necessary feature in virtual tape library products; and

•	The adoption of compression as a necessary feature in Nearline storage products..

We are unable to determine the rate or extent to which the network equipment and storage markets will grow, if at all. Additionally, if we are unable to penetrate the virtual private network, network processor, storage networking, virtual tape library or Nearline markets, or if these markets fail to develop, our business, financial condition and results of operations could suffer. Any decrease in the growth of the network or storage equipment market, a decline in demand for our products or our inability to penetrate new markets could harm our business, financial condition and results of operations.

Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the periods indicated are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Cisco Systems, Inc.	47%	52%	52%	52%
Huawei Technologies, Inc.	12%	10%	13%	13%
	59%	62%	65%	65%

Cisco and Huawei are not under any binding obligation to order from us. If our sales to Cisco or Huawei decline, our business, financial condition and results of operations could suffer. During the three months ended June 30, 2007, sales to Cisco decreased 14 percent while sales to Huawei increased 14 percent, over revenues generated from each respective customer in the preceding quarter, significantly affecting the Company’s revenue levels and results of operations for the quarter. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco, Huawei Datacomm, Nortel Networks, Inc. and Alcatel-Lucent. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

We Face Risks Associated With Our Business Expansion Into The Solutions, VAR And System Integrator Channels.

The success of our business expansion initiatives in the area of board and subsystem products (Hifn Express DR family) is dependent on the successful recruitment, training, activation, management and competitive defense of channel partners in the North American and global markets. Our channel partner initiatives are being launched from a standing start, and Hifn must invest management time, attention and resources in order for these activities to have a substantive positive impact on our revenues over time. The steps required for our business expansion initiatives in the channel include:

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Atmel Corporation, Toshiba Corporation, Open Silicon and IBM. Because we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Because the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

We Face Risks Associated With Acquisitions.

We have acquired business and technologies in the past, continually evaluate strategic acquisitions of businesses and technologies that would complement our product offerings or enhance our market coverage or technological capabilities and may make additional acquisitions in the future. Future acquisitions could be effected without shareholder approval, and could cause us to dilute shareholder equity, incur debt and contingent liabilities and amortize acquisition expenses related to intangible assets, any of which could harm our operating results and/or the price of our Common Stock. Acquisitions entail numerous risks, including:

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

We Face Order And Shipment Uncertainties, Which Make it Difficult to Forecast Future Revenues Accurately and May Cause Us to Hold Too Much Inventory.

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

Our Markets Are Highly Competitive.

We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as SafeNet, Inc., Broadcom Corporation, Cavium Networks, Freescale Technologies, Inc., Intel Corporation, Applied Micro Circuits Corporation, AHA and Indra Networks. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned to us its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Our Success Depends Upon Protecting Our Intellectual Property.

Our proprietary technology is critical to our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own twenty-two (22) United States patents and fourteen (14) foreign patents. Our issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping and pattern matching technologies and have expiration dates ranging from 2007 to 2024. Of our issued United States patents we have nine (9) in renewal litigation which is expected to complete before the end of Fiscal Year 2007. We also have seven (7) pending patent applications in the United States and a total of twenty six (26) in Europe, Asia and Australia covering flow classification, cryptographic packet processing, and pattern matching. Patents may not be issued under our current or future patent applications, and the patents issued under such patent applications could be invalidated, circumvented or challenged. In addition, third parties could make infringement claims against us in the future. Such infringement claims could result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. Any infringement claim or other litigation against us or by us could harm our business, financial condition and results of operations. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, others could develop technologies that are similar or superior to our technology.

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

We Face Risks Associated With Our International Business Activities.

A significant portion of our products are sold to customers outside the United States. If our international sales increase, particularly in light of decreased export restrictions, we may encounter increased risks inherent in international operations. All of our international sales to date are denominated in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. We also obtain some of our manufacturing, assembly and test services from suppliers located outside the United States. International business activities could be limited or disrupted by any of the following:

•	The imposition of governmental controls;

•	Export license/technical review requirements;

•	Restrictions on the export of technology;

•	Currency exchange fluctuations;

•	Political instability;

•	Financial and stock market dislocations;

•	Military and related activities;;

•	Trade restrictions; and

•	Changes in tariffs.

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

As of June 30, 2007, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000).  Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill or other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.0 million of goodwill remains as of June 30, 2007. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

Item 2(c).   Purchase of Equity Securities by the Issuer

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Common Stock during the third quarter of fiscal 2007.

          On May 9, 2007, the Company’s Board of Directors authorized a repurchase from Albert E. Sisto, the Company’s chairman and chief executive officer, of 26,812 shares of the Company’s common stock at an average price of $6.48 and an aggregate fair market value of $174,000, in order to satisfy certain tax withholding obligations arising out of the vesting of restricted stock held by Mr. Sisto. No additional shares were approved for repurchase by the Company’s Board of Directors.

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

hi/fn, inc.
(Registrant)

Date: August 8, 2007	By: /s/ William R. Walker
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.