Form 10-K
period 2007-09-30
HI/FN INC
filed 2007-11-14
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
_______________

Commission File Number 0-24765

hi/fn, inc.
(Exact Name of Registrant as specified in its Charter)

Delaware	33-0732700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

750 University Avenue, Los Gatos, California 95032
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (408) 399-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None
_______________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes * No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes * No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer *     Accelerated filer ☑   Non-accelerated filer *

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes * No ☑

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2007, was $83,737,168 (based upon the closing price reported on the NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter).

    The number of shares outstanding of the Registrant’s Common Stock as of November 5, 2007, was 14,649,042.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant’s 2008 Annual Meeting of Shareholders to be held February 20, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Forward-looking statements include our statements about business trends and future operating results and business plans.  Many such statements can be found in the following sections of this Report:  “Business,” Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements often include words such as “believes,” “anticipates,” “estimates,” “expects,” “intend,” “plan,” “project,” “outlook,” ”may,” “will,” “should,” ”could,” “would,” “predict,” “potential,” “continue,” the negative of these terms and words of similar import. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed within the section of this report entitled “Item 1A. Risk Factors” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K and Form 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ significantly from those anticipated events. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be wrong. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Report of Independent Registered Public Accounting Firm

Page
P A R T  I

P A R T  I I

P A R T  I I I

Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accounting Fees and Services	63

P A R T  I V

Item 15.	Exhibits, Financial Statement Schedules	64
SIGNATURES		66

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, we use the terms “Hifn,” “our company,” “we,” “us” and “our” in this filing to refer to hi/fn, Inc., together with its together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd. (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International.

Overview

Hifn is a leading provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn’s solutions are attractive to customers because they feature high-performance, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and card level products with high-levels of integration that help reduce their time-to-market. Our applied services processors (“ASPs”) perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”), virtual tape libraries (“VTL”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption and compression processors allow network and storage equipment vendors to add security and data reduction functions to their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles the storage capacity, saving them power, physical space, operational and capital expenses.

In addition to networking and storage OEMs, Hifn offers its new Express DR card and subsystem offerings via a partner channel consisting of solutions providers, value-added resellers (“VARs”) and system integrators. This channel initiative will enable the company to target new customer sales, as well as target the upgrade market for data reduction and data security. For example, existing customers of Hifn partner FalconStor may choose to upgrade their existing VTL or nearline storage systems with the Hifn Express DR 1000 card designed to accelerate FalconStor backup/recovery operations while more than doubling existing storage capacity using Hifn’s patented compression technologies.

Additionally, Hifn acquired Siafu Software, LLC, a California LLC (“Siafu”), in July 2007, to complement our Express DR and Express Data Security (“Express DS”) card business and expand our product offering to include integrated iSCSI network protocol based data encryption and compression software and sub-systems, reducing OEMs time to market in delivering secure and capacity optimized storage systems.  This acquisition also expanded our channel initiative into the SME solution providers, VARs and system integrators with standard, low-cost white-box storage systems.

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

 The Complexity of and Need for Network and Storage Security

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

The Hifn Solution

Hifn is a network and storage, data reduction and security market leader that supplies most major network, storage and security equipment vendors with patented technology to accelerate, optimize and secure end-customer data. We design, develop and market high-performance, multi-protocol devices, cards and software to protect information at risk, whether it is “in-transit” traveling across the network or “at-rest” stored on a tape- or disk-drive. We provide our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols by offering efficient compression, encryption/compression and public key cryptography products and solutions. We believe that our patented compression technology comprises the fundamental know-how for the design and implementation of low-cost, high-performance implementations of lossless data compression and is the recognized de-facto standard, which gives our products a strong competitive advantage. By offering a wide range of high-performance implementations of our patented, standards-compliant technology, we are able to sell products to network and storage equipment vendors that allow them to reduce development costs and get their products to market faster.

Our patented Lempel-Ziv-Stac compression technology (“LZS”) is incorporated into several networking protocol standards, including Point-to-Point Protocol (“PPP”) and the frame relay protocol, allowing network equipment vendors to rapidly integrate proven solutions for mitigating the costs associated with traditional private leased-line network architectures. The Microsoft Point-to-Point Compression (“MPPC”) implementation of our patents, developed by Microsoft, is incorporated into the PPP and Point-to-Point Tunneling Protocol (“PPTP”) implementations of the past and currently shipping versions of the Windows operating systems. We offer high-performance compression processors that implement LZS and MPPC. We also license software implementations of LZS and MPPC to industry-leading network equipment vendors for use in their networking products.

In support of VPN architectures, we introduced the first network security processors, integrating the critical functions of compression, encryption and data authentication in compliance with the Internet Protocol Security (“IPsec”), Secure Sockets Layer (“SSL”), Transport Layer Security (“TLS”) and proposed Advanced Encryption Standard (“AES”) ciphersuite extensions to TLS protocols. This integration allows network equipment vendors to add highly-integrated, high-performance VPN capabilities to their routers, remote access concentrators, session border controllers, switches, broadband access equipment and firewalls.

Businesses rely on the Internet to conduct their normal business operations. Unlike the traditional telecommunications network used by businesses to communicate, such as the fixed-line telephone, the Internet is vastly more complex, unreliable and generally not secure. In addition, there is an overall lack of differentiation or prioritization of business-critical applications from general use of the Internet. These applications tend to be bundled together and use the same resources throughout the Internet. Our flow classification technology enables the integration of precise differentiation and measurement of business-critical transactions within network equipment vendors’ devices. This feature allows the creation of differentiated services within the Internet, enabling our OEM customers to provide valuable services to their customers.

Hifn’s line of compression ASPs and cards are targeted at back-up storage applications providing storage equipment vendors with high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end VTLs, nearline and tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and Travan style of quarter-inch cartridge tape drives. Additionally, our compression products provide companies in the storage market that develop disk-to disk- and the disk-to-disk-to-tape-back-up products with solutions that meet their performance and capacity requirements.

Customers

A number of leading manufacturers of network and storage equipment have designed products that incorporate the Hifn solutions. To date, we have secured design wins with a number of networking, security and storage equipment vendors. To qualify as a design win, an equipment vendor must have ordered samples of our products or an evaluation or reference card and initiated a product design that incorporates our solutions. During the design-in process, we work with each customer, providing training on our products, assisting in resolving technical questions and providing price and delivery information to assist the customer in getting our products into volume production. We cannot assure that any of the design wins we have secured will result in demand for our products. See “Item 1A. Risk Factors — Our Business Depends Upon The Development Of The Packet Processor Market” and “— We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change.”

At September 30, 2007, we had a backlog of semiconductor orders representing $6.3 million of products deliverable to customers over the six months following the placement of these orders. At September 30, 2006, we had a backlog of $10.6 million. The reduction in backlog in fiscal 2007 as compared to fiscal 2006 reflects a change in our customer’s order lead time pattern from what we have experienced historically. Our customers now place orders closes to the required delivery date, which is reflected in the lower than historical six month backlog as of September 30, 2007. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

Products

Hifn’s products — Network security and compression Applied Services Processors (“ASPs”), Network processing ASPs, data reduction and security cards, and secure storage sub-systems — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance storage systems. We also offer evaluation cards to assist customers in the evaluation of our products. Hifn’s products work to protect information at risk, whether that information is in transit or at rest.

Network Security ASPs. Current networking products demand strong security features that can operate at multi-gigabit per second speeds without slowing down a system’s central processing unit (“CPU”) with computationally intensive cryptographic processing. Hifn offers a wide selection of security ASPs that meet the needs of current and future networking equipment by offloading these “heavy-lifting” and intensive algorithms for fast cryptography without excessive system overhead.

Look-aside security ASPs operate as a co-processor to the system CPU or network processing unit (“NPU”) to accelerate security functions. All of our security ASPs offer a full suite of security algorithms, data compression, symmetric key cryptography, public key cryptography, data authentication and true random number generation. We offer two families of look-aside security processors. Our  secure packet processing-based ASPs offload all aspects of IPsec or SSL packet processing at rates up to over two gigabits per second. For network elements with lower throughput demands and tighter cost constraints, we offer algorithm accelerator ASPs which are low cost devices that offer the same security functions as our high end packet processing products but depend on the host CPU to perform packet manipulation. Hifn’s line of secure packet processing ASPs (7855 and 8155) and algorithm ASPs (7954, 7955 and 7956) are actively being sold into new designs.

Hifn also maintains production of the 6500 public key ASP, 7902 algorithm ASPs, 7811 encryption ASPs, and 7851 and 7854 packet processing ASPs, which are in full production design with customers.

Hifn’s 7855 and 8155 ASPs combine security and compression to provide essential bandwidth-enhancement for network equipment such as routers, remote access concentrators, broadband access equipment and switches. These products provide flexible bus interfaces and a variety of memory configuration options to allow customers to tailor their uses to meet a variety of network system requirements. We license a line of software compression libraries that provide similar functionality to our line of compression processor products for ‘real-estate’ constrained applications in lower-bandwidth products. Our software products are offered in source and object code toolkits.

Network FlowThrough™ Security ASPs. Hifn’s FlowThrough ASPs line of intelligent security processors is unique in the marketplace. The FlowThrough capability, sometimes referred to as a “bump in the wire,” is targeted both for the traditional VPN networking market as well as the storage area network (“SAN”) security market using the iSCSI (Internet Small Computer Systems Interface) and FCIP (Fibre Channel over Internet Protocol) protocols. The Hifn 4450, and 8450 are capable of performing the entire IPsec protocol on-chip at multi-gigabit speeds, as well as the Internet Key Exchange (“IKE”) handshake, all in one device. Interfacing these devices to a system is straightforward as they sit at the Ethernet I/O between the physical layer transceiver and the Ethernet MAC function. In addition, these next-generation FlowThrough ASPs add IPv6 and MACsec support at gigabit speeds.

Network Processing ASPs. Hifn’s Network Processing (“NP”) ASPs are programmable network processing devices optimized for performing high-touch packet and flow-based services at multi-gigabit line speeds. The deterministic processing capabilities of our NP ASP line is enabled through an embedded processor complex which consists of sixteen picoprocessors and more than eighty hardware coprocessors and accelerators. The dual-threaded picoprocessors are able to simultaneously process thirty-two packets in a Simultaneous Multi-Threading (“SMT”) execution model. The hardware coprocessors and accelerators perform a number of functions including classification, tree searches and frame forwarding, filtering and ordering, as well as frame manipulation, including checksum computation. The SMT “run-to-completion” execution model of the picoprocessors, combined with zero-overhead hardware-based thread switching, provides a single threaded programmer’s view on top of a multi-threaded, multi-processor platform. Hifn also offers a full suite of software tools for the network processor product line. Our Advanced Software Offering (“ASO”), a comprehensive development package, provides customers with an established development platform, while reducing their time-to-market. ASO is a production-ready software package containing both control and data plane code as well as mature software development tools.

Compression ASPs. Hifn’s 9620 and 9630 high-performance compression ASPs provide the fastest known compression rates in the market today and typically increase storage capacity for customers by fifty percent. Additionally, the 96XX family offers customers high-assurance features for data integrity.

Express Data Reduction (“Express DR”) Products.  Hifn’s Express DR compression solutions optimizes our customer’s VTL and nearline products for backup and restore operations utilizing the industry standard LZS compression algorithm, while providing a high-assurance solution in an easy to integrate card.

Express Data Security (“Express DS”) Products. Hifn’s Express DS cards provide customers with a higher integration, faster time-to-market solution. These products are targeted at OEMs that may not have the expertise or resources to design their own cards or the time to complete the necessary integration of the cards into their systems. The Hifn Express DS acceleration cards are low cost and production optimized.

Evaluation (Reference) Cards. Delivering on our corporate goal of enabling our customers to get to market faster, we routinely design system-level cards that simulate actual end products or subsystems. The evaluation cards include basic hardware and software that enable customers to expedite their designs. Our customers can use the cards as a reference or they may incorporate portions of the evaluation card into their own products.

Secure Storage Sub-systems. Hifn SwarmTM Secure Storage Appliances enable advanced storage networking and data protection applications for IP SAN environments.  Hifn SypherTM Encryption Appliances provide secure encryption of removable tapes.  Both Swarm and Sypher are targeted specifically for small and medium-size enterprises (“SMEs”).

Technology

Hifn’s multi-protocol packet-based ASPs, which are high-performance compression, encryption/compression and public key processors and our network processing ASPs have been designed to meet the needs of networking and storage equipment vendors. We believe that our patented compression technology, employed in our compression and encryption/compression processors, gives us a strong competitive advantage. In addition to core technologies that we have developed, we enhance the features and functionality of our products through the licensing of certain technologies from third parties.

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

Flow Classification and Measurement Architectures. Our flow classification technology, MeterFlow, has enabled us to extend our reach into the packet processing area. This patented technology is a software solution for network equipment vendors to discover applications within the content of network packets and flows. MeterFlow enables network equipment vendors to add unique traffic differentiation capabilities to their products. Our flow classification solutions provide precise details about packets and data traversing a network, how network applications are performing and the effect they are having on network productivity. The flow classification solutions are used in deploying QoS and CoS, which enables businesses to enhance the effectiveness of using the Internet network. Using QoS- or CoS-enabled network equipment, businesses can maintain more consistent and reliable interactions with their customers and business partners. Further, use of MeterFlow technology can enable firewalls, NAT/PAT transforms, billing, metering, monitoring and SLA validation applications to be application-aware.

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

Pattern Matching Architecture. Hifn’s pattern matching technology (“HPM”) accelerates regular expression pattern matching, a key search function in security systems such as, Anti-Virus, Anti-Spam and Intrusion Detection/Prevention.  HPM contains “rule compression” technology that creates a highly compact rules database format. The database, along with HPM’s small code footprint, can reside in a microprocessor cache enabling the search function to run at the speed of the processor. Network edge security devices and Unified Threat Management (“UTM”) appliances all have the same fundamental limitation: they can only process packets at the speed they can detect signatures. This technology is a software solution and has two patents pending that cover the ability to discover patterns within a stream of data.

In-line Storage Encryption, Compression and Data Migration.  As part of Hifn’s acquisition of Siafu, several key technologies in the areas of transforming and management data in iSCSI storage system were included.  These new elements will enable our current and future storage-focused products to enable high-value data security, reduction and protection features “in-line” during the storing of data in the overall storage system.  More details will be disclosed as the pending patents are release into the public.

Intellectual Property

Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, mask work and copyright laws to protect our intellectual property. We own 28 United States patents and 37 foreign patents. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, pattern matching, rate shaping and stored data transformation and migration technologies and have expiration dates ranging from 2007 to 2026. Of our total patents, seven are pending patent applications in the United States and a total of 22 in Europe, Asia and Australia covering flow classification, cryptographic packet processing, pattern matching and stored data transformation and migration. Of our issued United States patents, nine expired due to lack of maintenance fee payments from our legal counsel. Other patents for the same intellectual property remain valid outside of the United States into 2012.  All customer contracts and licenses remain in force as a result. We are reviewing a potential appeal of the decision by the United States Patent and Trademark Office. We are reviewing additional actions that could be taken with the law firms involved in the maintenance fee payment issue to determine potential financial recovery.

We cannot assure that any patents will be issued under our current or future patent applications or that the patents issued under such patent applications will not be invalidated, circumvented or challenged. We cannot assure that any patents issued to us will be adequate to safeguard and maintain our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we cannot assure that others will not develop technologies that are similar or superior to our technology. See “Item 1A. Risk Factors — Our Success Depends On Proprietary Technologies.”

As is typical in the semiconductor industry, we may in the future receive communications from third parties asserting patents, mask work rights, intellectual property or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation regarding intellectual property, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our business and operating results. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. See “Item 1A. Risk Factors — We Face Risks Associated With Evolving Industry Standards And Rapid Technological Change” and “— Our Success Depends On Proprietary Technologies.”

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

Our products compete with products from companies such as Safenet, Inc., Broadcom Corporation, Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, LSI Logic, Applied Micro Circuits Corporation (AMCC), AHA, Indra Networks, Equallogics and LeftHand Networks. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements with IBM, entered into in 1994, in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned its license agreement with Microsoft Corporation (“Microsoft”), entered into in 1994, whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. The license agreement with Microsoft, however, prohibits Microsoft from creating hardware implementations of our patents. We also compete against software solutions that use general-purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general-purpose microprocessors and other devices that attempt to perform all or a portion of the functions performed by our products.

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

Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, substantial investments in research and development. Extensive product development input is obtained from customers and through our participation in industry organizations and standards setting bodies including the Internet Engineering Task Force (“IETF”), the Storage Networking Industry Association (“SNIA”), as well as the Optical Internetworking Forum.

    As of September 30, 2007, our research and development staff consisted of 94 employees, of which 44 are in the US. Our research and development expenditures were $12.9 million (including stock-based compensation expenses of $864,000 and reimbursements under a contractual agreement of $2.4 million) in the fiscal year ended September 30, 2007, $21.0 million (including stock-based compensation expenses of $456,000) in the fiscal year ended September 30, 2006 and $21.7 million in the fiscal year ended September 30, 2005, representing 30%, 48% and 47% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Poway, California, Framingham, Massachusetts, Morrisville, North Carolina and Hangzhou, People’s Republic of China.

The acquisition of Siafu in July 2007 further strengthened our strategy of expanding our current markets with technologies that are complementary to our core competencies. The addition of the new hardware, software and intellectual property to our product portfolio enables us to continue to broaden our reach into potentially high-margin markets. For example, these acquisitions enable us to expand our product base to include low-cost secure and capacity optimized storage sub-systems and appliances, emerging storage security markets and the new capacity optimized storage markets.

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

Sales, Marketing & Technical Support

We market our products through a direct sales and marketing organization, headquartered in Los Gatos, California; with sales offices in Poway, California; Massachusetts, Georgia, Illinois and New Hampshire as well as in China, the United Kingdom and the Netherlands. We also market our products through independent contract sales representatives in the United States, Europe, Japan and other areas. Furthermore, we retain account managers to focus on individual customer relationships. Our customers in foreign countries are serviced through international distributors. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for our products. Our relationships with some of our sales representatives have been established within the last two years, and we are unable to predict the extent to which some of these representatives will be successful in marketing and selling our products.

Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2007	2006	2005
Cisco Systems, Inc.	53%	50%	49%
Huawei Technologies, Inc.	12%	13%	10%
Quantum Corporation	3%	7%	11%
	68%	70%	70%

Our customers are not subject to any binding obligation to order from us. If sales to our principal customers decline, our business, financial condition and results of operations could suffer. For example, during fiscal 2007 sales to Quantum Corporation declined 59 percent as compared to the previous year. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 1A. Risk Factors — We Depend Upon A Small Number Of Customers.”

Sales to customers within the United States totaled $17.8 million for 2007. Sales to customers outside the United States totaled $25.2 million, comprised of $18.7 million and $3.5 million in sales to Hong Kong and the rest of the Asia Pacific region, respectively, and $799,000 in sales to North America (outside the U.S.) and $2.2 million in sales to Europe and the Middle East combined.

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

We subcontract our semiconductor manufacturing to Toshiba Corporation, IBM, Open Silicon and Uni Precision. Our card and box manufacturing are subcontracted to Haugjia, Bell Microproducts and Symprotec. These manufacturers were selected based on the breadth of available technology, quality, manufacturing capacity and support for design tools that we use. None of our products are currently manufactured by more than one supplier. However, in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we expect that we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

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

Employees

As of September 30, 2007, Hifn employed a total of 155 full-time employees. Of the total number of employees, 94 were employed in research and development (50 were in China), 24 in sales and marketing (three were in China), eight in operations (two were in China) and 29 in finance and administration (11 were in China). Our employees are not represented by any collective bargaining agreement, we have never experienced a work stoppage and we believe our employee relations are good.

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

ITEM 1A. RISK FACTORS

    In future periods, Hifn’s business, financial condition and results of operations, cash flows and the market price of our stock may be affected by many factors, including but not limited to the following:

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

If We Are Unable To Attract Or Retain Highly Skilled Personnel At Hifn (Hangzhou) Information Technologies Co., Ltd., Financial Condition And Results Of Operations Could Suffer.

Hifn (Hangzhou) Information Technologies Co., Ltd., previously known as Saian (Hangzhou) Microsystems, Co., Ltd., is a wholly-owned subsidiary of Hifn International located in the People’s Republic of China. During April 2006 Hifn transferred all employees from Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International to Hifn (Hangzhou) Information Technologies Co., Ltd. This new entity might find it challenging to retain and attract experienced and highly skilled engineering, sales and marketing and managerial personnel as a non-PRC entity. Competition for such personnel has, in the past, been intense in the geographic area, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer.

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

These markets, which are either emerging or evolving, may not grow or be material. Alternatively, if they do emerge or continue to grow, our products may not successfully serve these markets. Our ability to generate significant revenue in the network and storage equipment, virtual private network, network processor, storage networking, virtual tape library and nearline markets will depend upon, among other things, the following:

•	Capital spending levels;

•	Additions to, changes in or lack of industry standards;

•	Our ability to demonstrate the benefits of our technology to distributors, original equipment manufacturers and end users;

•	The increased use of the Internet by businesses as replacements for, or enhancements to, their private networks;

•	The adoption of security as a necessary feature in storage networking;

•	The adoption of compression as a necessary feature in virtual tape library products; and

•	The adoption of compression as a necessary feature in nearline storage products.

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

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. For more information on major customers, see “Note 10, Financial statements and supplementary data – Major Customers”. These principal customers are not under any binding obligation to order from us. If our sales to them decline, our business, financial condition and results of operations could suffer. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

Limited numbers of network and storage equipment vendors account for a majority of packet processor purchases in their respective markets. In particular, the market for network equipment that would include packet processors, such as routers, remote access concentrators and firewalls, is dominated by a few large vendors, including Cisco, Huawei Technologies, Inc., Nortel Networks, Inc. and Alcatel-Lucent. As a result, our future success will depend upon our ability to establish and maintain relationships with these companies. If these network equipment vendors do not incorporate our packet processors into their products, our business, financial condition and results of operations could suffer.

We Face Risks Associated With Our Business Expansion Into The Solutions, VAR, Secure Storage Appliances And System Integrator Channels.

    The success of our business expansion initiatives in the area of Hifn secure storage appliances, card and subsystem products (Hifn Express DR and DS family) is dependent on the successful recruitment, training, activation, management and competitive defense of channel partners in the North American and global markets. Our channel partner initiatives are being launched from a standing start, and Hifn must invest management time, attention and resources in order for these activities to have a substantive positive impact on our revenues over time. The steps required for our business expansion initiatives in the channel include:

•	The creation and launch of the Hifn “PartnerExpress” program designed to enable a Partner Relationship Management (“PRM”) portal for our partners to securely interact with Hifn.

•	Promotional and outbound marketing activities designed to identify, screen and qualify prospective partners.

•	Technical and sales training of partners relative to the Hifn Express family cards and subsystems.

•	Sales cycle and time-to-revenue issues relative to a partner-based (vs. our historical OEM-direct) sales model.

•	Partner incentive activities that promote the sale of a Hifn product vs. a competitive offering.

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Toshiba Corporation, Open Silicon and IBM. Because we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Because the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

Our Markets Are Highly Competitive.

We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Safenet, Inc., Broadcom Corporation, Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, Agere Systems, Applied Micro Circuits Corporation (AMCC), AHA, Indra Networks, Equallogics and LeftHand Networks. Hifn was a wholly-owned subsidiary of Stac, Inc. until Hifn’s spin-off from Stac in 1996 upon which Stac assigned two license agreements entered into with IBM in 1994 in which Stac granted IBM the right to use, but not sublicense, our patented compression technology in IBM hardware and software products. Stac also assigned to us its license agreement with Microsoft Corporation (“Microsoft”) in 1994 whereby Stac granted Microsoft the right to use, but not sublicense, our compression technology in their software products. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

We believe that the important competitive factors in our markets are the following:

•	Performance;

•	Price;

•	The time that is required to develop a new product or enhancements to existing products;

•	ThThe ability to achieve product acceptance with major network and storage equipment vendors;

•	The support that exists for new network and storage standards;

•	Features and functionality;

•	Adaptability of products to specific applications;

•	Reliability; and

•	Technical service and support as well as effective intellectual property protection.

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

Our Success Depends On Proprietary Technologies.

Our proprietary technology is an important component of our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own 28 United States patents and 37 foreign patents. Our issued patents and patent applications primarily cover various aspects of our data compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping, pattern matching and stored data transformation and migration technologies and have expiration dates ranging from 2007 to 2026. Of our total patents, seven pending patent applications in the United States and a total of 22 in Europe, Asia and Australia covering flow classification, cryptographic packet processing, pattern matching and stored data transformation and migration. Of our issued United States patents, nine expired due to lack of maintenance fee payments from our legal counsel. Other patents for the same intellectual property remain valid outside of the United States into 2012. All customer contracts and licenses remain in force as a result. We are reviewing a potential appeal of the decision by the United States Patent and Trademark Office. We are reviewing additional actions that could be taken with the law firms involved in the maintenance fee payment issue to determine potential financial recovery.

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

As of September 30, 2007, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $250,000).  Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. During fiscal 2003 and 2002, we determined that impairment had been realized on certain developed technology and goodwill, resulting in recognition of impairment charges of $3.9 million and $27.4 million, respectively. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill or other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.4 million of goodwill remains as of September 30, 2007. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           Not applicable.

ITEM 2. PROPERTIES

Hifn’s corporate and technical headquarters are located in Los Gatos, California. We also lease other facilities across the United States and China. Additionally, we have field offices in the United Kingdom and the Netherlands.

Domestic Locations

Location	Owned or Leased	Expiration Date	Square Footage
Los Gatos, California	Leased	December 2007 September 2009	31,400
Carlsbad, California	Leased	August 2009 June 2010	17,300
Poway, California	Leased	August 2009	3,200
Framingham, Massachusetts	Leased	November 2011	4,200
Morrisville, North Carolina	Leased	April 2009	11,300
			67,400

Hifn is currently sub-leasing 22,000 square feet of its available office space at the Los Gatos and Carlsbad locations.  These sub-leases cover the remaining terms of the lease agreements and expire in December 2007 and June 2010, respectively.

International Locations

Location	Owned or Leased	Expiration Date	Square Footage
Hangzhou, People’s Republic of China	Leased	November 2007 March 2008 May 2008 March 2009	17,800
			17,800

Our executive office and principle operations, sales and marketing and research and development operations are located in approximately 20,000 square feet of leased space in Los Gatos, California.  We also lease approximately 39,000 square feet, primarily for research and development, in the following locations: Carlsbad, California; Poway, California; Framingham, Massachusetts; Morrisville, North Carolina and Hangzhou, China.  Approximately 25 percent of the space in Hangzhou, China is allocated to operations, sales and marketing and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive:

Name	Age	Position With the Company	Years With the Company
Albert E. Sisto	58	Chairman and Chief Executive Officer	<1
William R. Walker	66	Vice President of Finance, Chief Financial Officer and Secretary	9
Russell S. Dietz	44	Vice President and Chief Technical Officer	7
Dr. Jiebing Wang, Ph. D	40	Vice President of Engineering	3
John E. G. Matze	49	Vice President of Business Development	<1
Michael D Goldgof	42	Vice President of Product Marketing	<1
Douglas L. Whiting, Ph.D	51	Chief Scientist and Director	11

Albert E. Sisto, has served as Chief Executive Officer since February 2007, as Chairman of the Board since November 2006 and as a member of our board of directors since 1998. Mr. Sisto served as interim CEO from November 2006 to February 2007. Mr. Sisto brings over 35 years of experience in the high-tech industry. From 1999 to May 2006 he served as President and CEO of Phoenix Technologies, a provider of Internet platform-enabling software. Mr. Sisto came to Phoenix from RSA Data Security, Inc., where he served as Chief Operating Officer, from 1997 to 2000. Prior to RSA, he served as President, Chairman and Chief Executive Officer of DocuMagix, Inc., a computer software company specializing in Internet content management, which merged with JetFax to become eFAX.com. Mr. Sisto has also held executive positions at PixelCraft, Inc, MIPS Technologies, Intel and Honeywell. Mr. Sisto earned a Bachelor of Science in Engineering from the Stevens Institute of Technology.

William R. Walker has served as Vice President, Chief Financial Officer and Secretary of Hifn since 1997. He was Hifn’s Acting Chief Executive Officer and Acting President from July 1998 through October 1998. From 1996 to 1997, Mr. Walker was Vice President, Chief Financial Officer and Secretary at MMC Networks, Inc., a networking company. From 1984 to 1996, Mr. Walker held the position of Senior Vice President and Chief Financial Officer at Zilog, Inc., a semiconductor supplier. Mr. Walker has a B.S. in Economics from the University of Wisconsin and an M.B.A. from the University of Maryland, and is a certified public accountant.

Russell S. Dietz has served as Vice President and Chief Technology Officer of Hifn since August 2000. Mr. Dietz is the primary architect of the MeterFlow and MeterWorks technologies. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force, the IEEE802 subcommittees and the Optical Internetworking Forum. Mr. Dietz serves as Chairperson and as a member of the Board of Directors of the Network Processing Forum, and was the founding chair of its Hardware Working Group Chair. Mr. Dietz has been awarded five patents to date, all in the field of data communications traffic analysis and behavior.

Jiebing Wang has served as Vice President of Worldwide Engineering of Hifn since March 2007 and Chief Executive Officer of Saian (Hangzhou) Microsystems since April 2004. Prior to joining Hifn, Dr. Wang was a founder and Chief Technical Officer of Hangzhou C-Sky Microsystems, an electronics company, where he led the development of a high performance 32-bit embedded CPU  from July 2002 to April 2004. Dr. Wang also held technical positions with Nishan Systems, Philips and Toshiba. Dr. Wang has extensive technical experiences in the areas of networking, security and embedded systems. Dr. Wang earned his Ph.D. in physics from the University of Nevada, and a master’s degree in electrical engineering from Stanford University.

John E.G. Matze has served as Vice President of Business Development of Hifn since July 2007.  Mr. Matze was the founder and CEO of Siafu Software (acquired by Hifn in 2007) since 1995, where his mission was to develop storage appliances that offer enterprise-level functionality and encryption for small to medium sized companies. Mr. Matze, one of CRN Magazine's 2003 Top 25 Innovators, is also one of the original authors of the iSCSI protocol. He has over 15 years of storage software experience including: vice president & Chief Technical Officer, Overland Storage; director of software, Veritas Software; and principal architect, Stac. Mr. Matze has also been the creator of many successful products including: Overland Storage REO products, Okapi ipXcelerator, STAC Replica for NetWare and APC PowerChute UPS Monitoring Software. Mr. Matze earned his AA Degree from the College of DuPage, Glen Ellyn, Illinois and a BA in Computer Science from San Diego State.

Michael D. Goldgof has served as Vice President of Product Marketing of Hifn since March 2007. Mr. Goldgof has over 17 years in the high-tech industry. Prior to joining Hifn, Mr. Goldgof was Senior Vice President of Marketing with Phoenix Technologies from September 2003 to October 2005. While at Phoenix, he launched several new product lines that repositioned the company into a global leader in endpoint security. From September 2003 to October 2005, Mr. Goldgof served as VeriSign’s Director of International

Marketing for the security services business. At VeriSign, he led a team that created and executed a global expansion strategy for managed PKI services. Before joining Verisign, Mr. Goldgof spent over 10 years at Lucent Technologies in various senior leadership positions in sales and marketing. Mr. Goldgof holds a BS and MS in Electrical Engineering from Cornell University and an MBA in Marketing from Columbia University.

Douglas L. Whiting, Ph.D., has served as Hifn’s Chief Scientist since September 2000 and previously served as Chief Technology Officer through August 2000. Dr. Whiting has been a director of Hifn since 1996 and served as Chairman of the Board of Directors from 2000 to 2001. He served as Vice President of Technology of Stac, Inc., an engineering company from which the Company was spun out, from 1985 to 1998; he served as its President from 1984 to 1986, and as a member of its board of directors from 1983 until its dissolution in 2002. Dr. Whiting received his Ph.D. in Computer Science from the California Institute of Technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hifn’s Common Stock, the only class of Hifn securities, is traded on the NASDAQ Global Market under the symbol “HIFN.” The following table lists quarterly information on the price range of the Common Stock based on the high and low reported close prices for the Common Stock as reported on the NASDAQ Global Market for the periods indicated below:
	High	Low
Fiscal Year Ended September 30, 2007:
Fourth Quarter	$8.59	$6.01
Third Quarter	6.83	5.74
Second Quarter	6.75	5.29
First Quarter	5.34	4.61

Fiscal Year Ended September 30, 2006:
Fourth Quarter	$6.24	$4.64
Third Quarter	8.02	5.28
Second Quarter	7.88	5.70
First Quarter	5.94	5.26

          As of November 5, 2007, the reported last sale price of Common Stock on the NASDAQ Global Market was $6.95 per share.

Holders

As of November 5, 2007, there were 588 holders of record of Hifn common stock.

Dividends

We have never declared or paid any dividends on our capital stock. We intend to retain any future earnings to finance the growth and development of our business and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2007 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of the Company’s existing equity compensation plans, including the Company’s Amended and Restated 1996 Equity Incentive Plan, the Apptitude Plan and the 2001 Nonstatutory Stock Option Plan:

Plan Category	Number of Shares to be Issued upon Exercise of Stock Options		Weighted Average Exercise Price per share	Shares Available for Future Issuance (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	2,313,040	(1)	$ 9.97	1,430,682	(2)
Equity compensation plans not approved by security holders	1,456,371	(3)	7.74	163,084
Total	3,769,411		$ 9.11	1,593,766

(1)
Relates to options under the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”). The 1996 Plan has 5,449,900 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards.

(2)
Includes 456,021 shares of the Company’s common stock available for issuance under the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) as of September 30, 2007, of which 36,493 were issued in connection with the purchase on October 31, 2007. In December 1998, the Company adopted the ESPP through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for issuance under the ESPP total 1,400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period.

(3)
Relates to options under the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). The 2001 Plan has 2,000,000 shares of the Company’s Common Stock reserved for issuance.  In connection with the acquisition of Apptitude, Inc., the Company assumed the Apptitude Plan, which had a total of 687,142 shares of common stock reserved for issuance. Options assumed under the Apptitude Plan that were subsequently cancelled were not eligible for reissuance. The Apptitude Plan expired on October 25, 2005 and, therefore, has no effect on the number of options available for grant.

Purchase of Equity Securities by the Issuer

For the fourth quarter of the fiscal year ended September 30, 2007, there were no authorized repurchase programs in effect and the Company did not repurchase any of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K:

	September 30,
Years Ended	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:

Net revenues	$42,967	$43,764	$46,394	$42,142	$20,480
Costs and operating expenses:
Cost of revenues	14,232	15,507	14,798	11,957	6,567
Research and development	12,925	20,983	21,721	22,418	20,329
Sales and marketing	8,312	7,382	7,515	7,324	7,211
General and administrative	8,558	6,984	5,332	4,492	3,862
Amortization of intangibles	3,038	3,161	3,296	3,062	1,319
Impairment of assets	—	292	—	—	3,919
Purchased in-process research and development	159	—	—	4,230	—
Loss from operations	(4,257)	(10,545)	(6,268)	(11,341)	(22,727)
Interest income, net	1,981	1,916	1,193	525	566
Other expense, net	(81)	(54)	(51)	(52)	(22)
Provision for (benefit from) income taxes	184	41	90	—	(1,842)
Net loss	$(2,541)	$(8,724)	$(5,216)	$(10,868)	$(20,341)
Net loss per share, basic and diluted	$(0.18)	$(0.63)	$(0.38)	$(0.84)	$(1.89)

Weighted average shares outstanding, basic and diluted	14,092	13,769	13,887	12,993	10,741

	September 30,
Years Ended	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:

Cash and short-term investments	$35,322	$38,777	$44,440	$50,032	$43,074
Total assets	58,966	57,476	66,451	76,242	52,821
Working capital	41,655	40,199	42,755	46,711	35,465
Total debt	—	—	—	—	—
Total stockholders’ equity	53,448	50,685	56,756	64,229	41,117

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is designed to provide our shareholders with informative financial disclosures and present an accurate view of our financial position and operating results. Also included, is a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other important factors that may affect our future results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management evaluated the effectiveness of internal control over financial reporting. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of internal control over financial reporting as of September 30, 2007, as stated in their report which is included under “Item 8, Financial Statements and Supplementary Data.”

The following discussion should be read in conjunction with the “Item 8, Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The results shown in this report are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to the factors set forth in the section entitled "Item 1A, Risk Factors” and appearing elsewhere in this report. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K.

Overview

hi/fn, inc., together with its subsidiaries (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a leading provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn’s solutions are attractive to customers because their high-performance features, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and card level products with high-levels of integration that help reduce our customers time-to-market. Our applied services processors (“ASPs”) perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”), virtual tape libraries (“VTL”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption and compression processors allow network and storage equipment vendors to add security and data reduction functions to their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles storage capacity, saving them power, physical space, and operational and capital expenses.

In addition to networking and storage OEMs, Hifn offers its new Express DR card and subsystem offerings via a partner channel consisting of solutions providers, value-added resellers (“VARs”) and system integrators. This channel initiative will enable the company to target new customer sales, as well as target the upgrade market for data reduction and data security. For example, existing customers of Hifn partner FalconStor may choose to upgrade their existing VTL or nearline storage systems with the Hifn Express DR 1000 card designed to accelerate FalconStor backup/recovery operations while more than doubling existing storage capacity using Hifn’s patented compression technologies.

Additionally, Hifn acquired Siafu Software, LLC, a California LLC (“Siafu”), in July of 2007, to compliment our Express DR and Express Data Security (“Express DS”) card business and expand our product offering to include integrated iSCSI network protocol based data encryption and compression software and sub-systems, reducing OEMs time to market in delivering secure and capacity optimized storage systems.  This acquisition also expanded our channel initiative into the SME solution providers, VARs and system integrators with standard, low-cost white-box storage systems.

Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”), in 2003 complements our security processor business and expands our product offerings to include a programmable, yet deterministic, device that performs computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services.

Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2007	2006	2005
Cisco Systems, Inc.	53%	50%	49%
Huawei Technologies, Inc.	12%	13%	10%
Quantum Corporation	3%	7%	11%
	68%	70%	70%

International sales comprised 58%, 62% and 65% of net revenues for fiscal 2007, 2006 and 2005, respectively, and we anticipate that international sales will continue to grow in the future.

In July 2007, the Company acquired Siafu, a business related to storage technology, for $4.3 million in cash.  Assets acquired included developed and core technology, other intellectual property, goodwill, fixed assets, inventory, certain accounts receivable and certain accounts payables. The acquired assets included in-process research and development of approximately $159,000, which was expensed at the time of the acquisition.

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

In December 2003, Hifn acquired certain assets and intellectual property valued at $15.9 million, including acquisition related costs. Assets acquired included inventory, fixed assets, developed and core technology and contract backlog. The acquired assets included in-process research and development of approximately $3.3 million, which was expensed at the time of the acquisition.

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

The remaining balance was paid during fiscal 2007.

Impairment Of Long-lived Assets.  The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery.  The cancellation of engineering projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item in the consolidated statement of operations in fiscal 2006.

Termination Of Operating Lease.  As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability and related charge related to the Carlsbad facility of $550,000 was accrued during fiscal 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At September 30, 2007, the remaining lease obligation is estimated to be $1.1 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in fiscal 2006 for the relocation of operations and equipment from the closing facility. As of September 30, 2007 and 2006, $510,000 and $555,000, of the remaining lease cost, respectively, was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Net Restructuring Cost.  Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of September 30, 2007 amounted to $1.1 million ($995,000 in fiscal 2006 and $118,000 in fiscal 2007). All remaining expenses, with the exception of the Carlsbad lease, were paid during fiscal year 2007.  These payments were funded by available cash on hand.

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

Revenue recognition. We derive our revenue from the sale of processors, cards, storage appliances and software license fees. Customers comprise primarily OEMs and, to a lesser extent, distributors. Revenue from the sale of processors, cards and storage appliances is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred to the customer, the price is fixed or determined and collection of the resulting receivables is reasonably assured. Revenue from processors sold to distributors under agreements allowing certain rights of return is deferred until the distributor sells the product to a third party. At the time of shipment to distributors, we record a trade receivable for the purchase price based on the Company’s legally enforceable right to payment. Additionally, since legal right for the inventory transfers to the distributors, inventory is relieved at the carrying value of the products shipped. The related gross margin is recognized as a liability and recorded as deferred income.

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

We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred software license revenue balance as of September 30, 2007 was $605,000 and included approximately $61,000 in exchange rights for unsold licenses.

Management judgments and estimates must be made regarding the collectibility of fees charged. Should changes in conditions cause management to determine the collectibility criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. In fiscal year 2007 we recorded, as a charge to cost of revenues, an additional $68,000 for excess inventory.  In fiscal year 2007, we recognized gross margin benefits of $175,000, as a result of the sale of inventories that had been previously written down. As of September 30, 2007, inventories of $898,000 at original purchase price that were subsequently written down were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

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

In accordance with SFAS 142, “Goodwill and other intangible assets,” goodwill is deemed to have an indefinite live and is no longer amortized but rather is subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable. Other intangible assets will continue to be amortized over their useful lives. The carrying value of goodwill was approximately $1.4 million at September 30, 2007. Asset impairment charges could have a material effect on our consolidated financial position and results of operations.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	September 30,
Years Ended	2007	2006	2005
Net revenues:
Processors	94%	92%	91%
Software licenses and other	6	8	9
Total net revenues	100	100	100
Costs and operating expenses:
Cost of revenues - processors	32	34	31
Cost of revenues - software licenses and other	1	1	1
Research and development	30	48	47
Sales and marketing	19	17	16
General and administrative	20	16	11
Amortization of intangibles	7	7	7
Impairment of assets	—	1	—
Purchased in-process research and development	—	—	—
Total costs and operating expenses	109	124	113
Loss from operations	(9)	(24)	(13)
Interest and other income, net	4	4	2
Loss before income taxes	(5)	(20)	(11)
Provision for income taxes	—	—	—
Net loss	(5)%	(20)%	(11)%

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	September 30,
	2007		2006		2005		2007 vs. 2006 Change	2006 vs. 2005 Change
Years Ended		% of net revenues		% of net revenues		% of net revenues
	($ in thousands)
Processors	$40,191	94%	$40,262	92%	$42,055	91%	—	(4)%
Software licenses and other	2,776	6%	3,502	8%	4,339	9%	(21)%	(19)%
	$42,967	100%	$43,764	100%	$46,394	100%	(2)%	6%

Net revenues decreased by $797,000 in fiscal 2007 as compared to fiscal 2006. The decrease reflects the net effect of a decrease in software license and royalties of $726,000. The minor decrease in processor revenues was mainly attributable to new additions to Hifn’s product lines, which comprise of lower volume yet higher sales prices. The average gross margin of these products remained at relatively the same levels. The decrease in revenues from software license and royalties resulted from the variability in demand for and timing of customers’ purchase of certain of the Company’s licensed software products.

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

Semiconductor and software sales to our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2007	2006	2005
Cisco Systems, Inc.	53%	50%	49%
Huawei Technologies, Inc.	12%	13%	10%
Quantum Corporation	3%	7%	11%
	68%	70%	70%

No other customers accounted for more than 10% of revenues in the periods presented.

Cost of Revenues.

Cost of revenues by category, as a percentage of the respective revenue category and the year-over-year change were as follows:

	September 30,
	2007		2006		2005		2007 vs. 2006 Change	2006 vs. 2005 Change
Years Ended		% of revenue category		% of revenue category		% of revenue category
	($ in thousands)
Processors	$13,903	35%	$15,001	37%	$14,246	34%	(7)%	5%
Software licenses and other	329	12%	506	14%	552	13%	(35)%	(8)%
	$14,232	33%	$15,507	35%	$14,798	32%	(8)%	5%

Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. During fiscal 2007 we recorded, as a benefit to cost of sales, $107,000 (net of a $68,000 provision) for the sale of excess inventory previously written down, as compared to a charge of $603,000 in fiscal 2006. As a result, processor cost of revenues as a percentage of net processor revenues decreased two percentage points for fiscal 2007 as compared to the same period in fiscal 2006. Operational costs increased $23,000, mainly as a result of higher average salary rates, partially offset by reductions in miscellaneous and other costs.

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

Research and Development.

	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Research & development expenses	$12,925	$20,983	$21,721	(38)%	(3)%
As a percentage of net revenues	30%	48%	47%

Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $8.1 million in fiscal 2007 as compared to fiscal 2006. The decrease is attributable to decreases of $4.5 million in salaries and benefit as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase of $408,000 in SFAS 123R expenses, a $2.0 million reduction in NRE and related costs due to the reimbursement of certain costs under a research and development contract, which to date reimbursed $2.4 million, a $661,000 reduction in engineering materials due to the different stages of project completion of which $198,000 relates to our China operations, $437,000 in building expenses mainly due to the closing of the Carlsbad, CA facility, a decrease in depreciation of $108,000 as a result of fully depreciated assets and a $561,000 decrease in telephone, travel and miscellaneous expenses resulting from the reduction in headcount. These decreases were partially offset by an increase in software maintenance of $243,000 due to the amortization of new software additions. Starting in fiscal 2007, some of our research and development costs are eligible for reimbursement under a contractual agreement that, although may be expanded, is expected to be completed in 2008.

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

Sales and Marketing.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Sales & marketing expenses	$8,312	$7,382	$7,515	13%	(2)%
As a percentage of net revenues	19%	17%	16%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $930,000 in fiscal 2007 over the same period in fiscal 2006. The increase primarily relates to an increase in professional services of $476,000 relating to company branding, an increase in salaries and benefit of $338,000 as a result of higher average salary rates in connection with employee performance reviews in October 2006, including an increase of $202,000 in SFAS 123R expenses, partially offset by a lower average headcount during fiscal 2007, an increase in advertising and tradeshows of $55,000 due to increased tradeshow activities, an increase of $88,000 in  sales representative commissions and an increase in telephone, building and miscellaneous expenses of $75,000.  These increases were partially offset by a decrease in travel expenses of $102,000.

Sales and marketing expenses decreased $133,000 in fiscal 2006 over the same period in fiscal 2005. The decrease is the net effect of a decrease in sales representative commissions of $268,000 due to lower sales, $80,000 in building expenses due to the expiration of a lease and $15,000 in miscellaneous and other expenses. The decrease was partially offset by increased salaries and benefits of $167,000 due to a combination of higher average salary rates in connection with the employee performance reviews at the beginning of the fiscal year (partially offset by a reduction in headcount) and $172,000 in stock-based compensation expense as a result of the adoption of SFAS 123(R) and an increase in tradeshow expenses of $63,000.

General and Administrative.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
General & administrative expenses	$8,558	$6,984	$5,332	23%	31%
As a percentage of net revenues	20%	16%	11%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $1.6 million in fiscal 2007. The increase primarily relates to an increase in salaries and benefits of $830,000 as a result of a combination of higher average salary rates in connection with the employee performance reviews in October 2006, increased SFAS 123(R) expenses of $651,000, together with costs associated with the transition in leadership of $370,000, an increase of $611,000 in professional services and legal counsel costs associated with strategic planning and audit and other SEC compliance related costs, an increase in miscellaneous expenses of $304,000 mainly due to recruitment costs associated with the leadership transition and an increase in travel and depreciation expenses of $143,000. These increases were partially offset by a decrease in building expenses of $137,000 mainly due to the closure of the Carlsbad, CA facility in fiscal 2006 and a decrease in telephone expenses of $176,000.

General and administrative expenses increased $1.7 million in fiscal 2006.  The increase primarily relates to an increase in salaries and benefits of $740,000 as a result of a combination of higher average salary rates in connection with the employee performance reviews at the beginning of the fiscal year, executive bonuses and $341,000 as a result of the adoption of SFAS 123(R), $436,000 in building expenses due to the closure of our Carlsbad location, which was partially offset by a reduction in lease cost due to the expiration of a lease and $476,000 in professional services, miscellaneous and other expenses, mainly due to the reduction in reserves for professional services and bad debt in June 2005, together with some professional services incurred during fiscal year 2006.

Amortization of Intangibles.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Amortization of intangibles	$3,038	$3,161	$3,296	(4)%	(4)%
As a percentage of net revenues	7%	7%	7%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles decreased $123,000 in fiscal 2007 as compared to fiscal 2006 as a result of the full amortization of previously capitalized intangible assets, partially offset by the amortization of intangibles associated with the Siafu acquisition.

Amortization of intangibles decreased $135,000 in fiscal 2006 as compared to fiscal 2005 as a result of the full amortization of previously capitalized intangible assets related to the Apptitude and C-Sky asset acquisitions.

Purchased In-Process Research and Development.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Purchased in-process research and development	$159	$—	$—	N/A	N/A
As a percentage of net revenues	Less than 1%	—	—

    Purchased in-process research and development in fiscal 2007 relates to the Siafu acquisition and includes development work on the next generation storage devices which was approximately 50% completed at date of acquisition and includes the salary and wage costs associated with the development work.

Impairment of Assets
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Impairment of assets	$—	$292	$—	N/A	N/A
As a percentage of net revenues	—	1%	—

In fiscal 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and resulted in the termination of certain engineering projects.  The terminated projects resulted in the impairment of certain software assets of $292,000.

Interest and Other Income, Net.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Interest income	$1,981	$1,927	$1,264	3%	52%
Interest expense	(4)	(11)	(71)	(64)%	85%
Other expense, net	(77)	(54)	(51)	43%	(6)%
Interest & other income, net	$1,900	$1,862	$1,142	2%	63%
As a percentage of net revenues	4%	4%	2%

Interest and other income, net, increased $38,000 in fiscal 2007 as compared to fiscal 2006 and increased $720,000 in fiscal 2006 as compared to fiscal 2005. The increases in both fiscal 2007 and 2006 were primarily as a result of the timing in purchases of higher-average-yield instruments to take advantage of rising interest rates.  The increase in fiscal 2007 was partially offset by a minor increase in other expenses.

Income Taxes.
	September 30,
Years Ended	2007	2006	2005	2007 vs. 2006 Change	2006 vs. 2005 Change
	($ in thousands)
Provision for income taxes	$184	$41	$90	349%	(54)%
As a percentage of net revenues	Less than 1%	Less than 1%	Less than 1%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the years ended September 30, 2007, 2006 and 2005. The provision for income taxes for the years ended September 30, 2007, 2006 and 2005 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	September 30,
Years Ended	2007	2006	2005
	($ in thousands)
Net cash used in operating activities	$(1,816)	$(5,490)	$(1,479)
Net cash (used in) provided by investing activities	(4,611)	1,328	10,807
Net cash provided by (used in) financing activities	3,039	1,420	(2,965)
Net increase (decrease) in cash and cash equivalents	$(3,388)	$(2,742)	$6,363

Operating Activities. Net cash used in operating activities was $1.8 million for fiscal 2007 resulting from the net loss during the period of $2.5 million, adjusted for non-cash items including amortization of intangibles related to acquired technologies of $3.0 million, depreciation and amortization of fixed assets of $1.7 million, stock-based compensation expenses of $2.3 million and purchase in-process research and development expenses of $159,000 relating to the Siafu acquisition. Contributing to cash used in operations was an increase in accounts receivable of $2.8 million, reflecting the increase in revenue of $1.9 million and a shift in the timing of shipments and payments during the last quarter of fiscal 2007 as compared to fiscal 2006, an increase in other assets of $1.3 million, mainly due to additions in licensed software relating to new projects, an increase in inventory of $756,000, net of $107,000 (net of a $68,000 provision) in recoveries from  the sale of excess and obsolete inventory previously written down and an increase in prepaid expenses of $46,000.  Additionally, there was also a decrease in accounts payable of $282,000 as a result of the timing of purchases and a decrease in accrued expenses of $1.2 million reflecting a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments of $846,000, together with a reduction in non-recurring engineering cost and bonus and vacation accruals of $407,000 and $290,000, respectively, partially offset by an increase in deferred software revenue and other accrued expenses.

    In fiscal 2006, net cash used in operating activities was $5.5 million resulting from net loss during the period of $8.7 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $1.8 million, amortization of intangibles related to acquired technologies of $3.2 million, an impairment of certain software assets in the amount of $292,000, stock-based compensation expenses of $977,000, a loss of $38,000 on the disposition of fixed assets and the net change in assets and liabilities comprised of a decrease in accounts receivable of $454,000, reflecting a shift in the timing of shipments and payments during the last quarter of fiscal 2006 as compared to fiscal 2005, an increase in accounts payable of $148,000 as a result of the timing of purchases and a decrease in inventories of $108,000, net of $950,000 in additions to the provision for excess and obsolete inventory. Contributing to cash used in operations was  an increase in prepaid expenses and other current assets of $768,000, mainly due to the addition of prepaid maintenance and licenses agreements in China, an increase in other assets of $178,000, mainly as a result of additions in licensed software and a decrease in accrued expenses and other current liabilities of $2.8 million reflecting  a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments, as well as for non-recurring engineering cost.

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

Investing Activities. Net cash used by investing activities in fiscal 2007 of $4.6 million reflects the purchase of intellectual property relating to the Siafu acquisition of $4.3 million together with the purchase of property and equipment of $582,000 partially offset by the net sale of short-term investments of $71,000 and the allocation of $150,000 in escrow funds relating to the Siafu acquisition. Net cash provided by investing activities in fiscal 2006 of $1.3 million reflects the net sale of short-term investments of $2.9 million offset by the purchase of property and equipment of $1.6 million. Net cash provided by investing activities in fiscal 2005 of $10.8 million reflects the net sale of short-term investments of $12.0 million as the Company shifted its portfolio mix from government agency obligations to higher-yielding instruments like corporate obligations and commercial paper as interest rates were increasing, and the purchase of property and equipment of $1.2 million for office and computer equipment.

Financing Activities. Cash provided by financing activities in fiscal 2007 of $3.0 million reflects the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $3.2 million partially offset by the repurchase of 26,812 shares of our outstanding common stock for $174,000. Cash provided by financing activities in fiscal 2006 was $1.4 million and was the result of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.6 million offset by installment payments on acquired software licenses of $219,000. Cash used in financing activities in fiscal 2005 was $3.0 million and was the result of the repurchase of approximately 693,000 of our outstanding common stock for $4.3 million and installment payments on acquired software licenses of $696,000, offset by cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $2.0 million.

The Company’s inventory balance at September 30, 2007 reflected an increase of $756,000 as compared to the balance as of September 30, 2006. The increase in inventory was a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter together with a decrease in our reserve for excess and obsolete inventory of $107,000. The Company’s inventory turns for the year ended September 30, 2007 were 5.8 times as compared to 7.2 times for the year ended September 30, 2006. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $2.8 million to $7.5 million, as of September 30, 2007, reflecting an increase in revenue of $1.9 million together with the shift in the timing of shipments and payments during the last quarter of fiscal 2007 as compared to fiscal 2006.

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

Common Stock Repurchase. On May 9, 2007, the Company’s Board of Directors authorized a repurchase from Albert E. Sisto, the Company’s chairman and chief executive officer, of 26,812 shares of the Company’s common stock at an average price of $6.48 and an aggregate fair market value of $174,000, in order to satisfy certain tax withholding obligations arising out of the vesting of restricted stock held by Mr. Sisto. No additional repurchases were made nor authorized during fiscal 2007.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2007 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$3,349	$1,569	$1,644	$136	$—
Inventory purchases	1,421	1,421	—	—	—
Non-recurring engineering expense	103	103	—	—	—
Totals	$4,873	$3,093	$1,644	$136	$—

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 will be effective for the Company on October 1, 2007.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The company is currently evaluating the impact of adopting FIN 48, however expect the impact on it’s financial position and results of operations to not be significant.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. We maintain a conservative investment policy, which focuses on safety and principal preservation of our invested funds. Our investment portfolio is generally comprised of commercial paper and municipal bonds. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2007 would have an immaterial effect on our pre-tax earnings and the carrying value of our investments over the next fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of hi/fn, inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Managements Report on Internal Control Over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
San Jose, California
November 14, 2007

HIFN, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	September 30,
Years Ended	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$17,049	$20,437
Short-term investments	18,273	18,340
Accounts receivable, net of allowance for doubtful accounts of $114 and $107, respectively	7,450	4,614
Inventories	2,784	2,028
Prepaid expenses and other current assets	1,617	1,571
Total current assets	47,173	46,990
Property and equipment, net	1,982	2,356
Goodwill and intangible assets, net	7,453	6,881
Other assets	2,358	1,249
Total Assets	58,966	57,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,467	$1,672
Accrued expenses and other current liabilities	4,051	5,119
Total current liabilities	5,518	6,791

Commitments and contingencies (Note 11)

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,277,000 and 14,599,000 shares issued; and 14,557,000 and 13,906,000 outstanding, respectively	15	14
Additional paid-in capital	171,573	166,100
Accumulated other comprehensive income (loss)	3	(1)
Accumulated deficit	(113,716)	(111,175)
Treasury stock, 720,000 and 693,000 outstanding shares, respectively, at cost	(4,427)	(4,253)
Total stockholders’ equity	53,448	50,685
Total Liabilities and Stockholders’ Equity	$58,966	$57,476

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	September 30,
Years Ended	2007	2006	2005
	($ in thousands, except per share amounts)
Net revenues:
Processors	$40,191	$40,262	$42,055
Software licenses and other	2,776	3,502	4,339
Total net revenues	42,967	43,764	46,394

Costs and operating expenses:
Cost of revenues - processors	13,903	15,001	14,246
Cost of revenues - software licenses and other	329	506	552
Research and development	12,925	20,983	21,721
Sales and marketing	8,312	7,382	7,515
General and administrative	8,558	6,984	5,332
Amortization of intangibles	3,038	3,161	3,296
Impairment of assets	—	292	—
Purchased in-process research and development	159	—	—
Total costs and operating expenses	47,224	54,309	52,662

Loss from operations	(4,257)	(10,545)	(6,268)
Interest income	1,981	1,927	1,264
Interest expense	(4)	(11)	(71)
Other expense, net	(77)	(54)	(51)
Loss before income taxes	(2,357)	(8,683)	(5,126)
Provision for income taxes	184	41	90
Net loss	$(2,541)	$(8,724)	$(5,216)

Net loss per share:
Basic and diluted	$(0.18)	$(0.63)	$(0.38)
Shares used in computing net loss per share:
Basic and diluted	14,092	13,769	13,887

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	September 30,
Years Ended	2007	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net loss	$(2,541)	$(8,724)	$(5,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,732	1,832	1,544
Loss on disposal of fixed assets	—	38	—
Amortization of intangible assets	3,038	3,161	3,296
Asset impairment	—	292	—
Stock-based compensation expense	2,261	977	—
Provision for (benefit from) excess and obsolete inventory	(107)	950	—
Purchased in-process research and development	159	—	—
Allowance for doubtful accounts	7	3	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,837)	454	582
Inventories	(648)	(842)	(85)
Prepaid expenses and other current assets	(46)	(768)	185
Other assets	(1,334)	(178)	(163)
Accounts payable	(282)	148	(1,884)
Accrued expenses and other current liabilities	(1,218)	(2,833)	262
Net cash used in operating activities	(1,816)	(5,490)	(1,479)
Cash flows from investing activities:
Sales and maturities of short-term investments	34,468	25,959	41,948
Purchases of short-term investments	(34,397)	(23,001)	(29,981)
Cash paid to acquire Siafu, net of cash acquired	(4,250)	—	—
Purchases of property and equipment	(582)	(1,630)	(1,160)
Funds in Escrow relating to the Siafu acquisition	150	—	—
Net cash (used in) provided by investing activities	(4,611)	1,328	10,807
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	3,213	1,639	1,984
Repurchase of common stock, at cost	(174)	—	(4,253)
Installment payments on acquisition of software licenses	—	(219)	(696)
Net cash provided by (used in) financing activities	3,039	1,420	(2,965)

Net increase (decrease) in cash and cash equivalents	(3,388)	(2,742)	6,363
Cash and cash equivalents at beginning of period	20,437	23,179	16,816
Cash and cash equivalents at end of period	$17,049	$20,437	$23,179

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/ (Loss)	Accumulated Deficit	Treasury Stock	Total
	($ in thousands)

Balance at September 30, 2004	13,868	$14	$161,500	$(50)	$(97,235)	$—	$64,229

Net loss	—	—	—	—	(5,216)	—	(5,216)
Unrealized gain on financial instruments	—	—	—	12	—	—	12
Comprehensive loss	—	—	—	—	—	—	(5,204)
Repurchase of common stock, at cost	(693)	—	—	—	—	(4,253)	(4,253)
Issuance of common stock upon exercise of options	161	—	962	—	—	—	962
Issuance of common stock under employee stock purchase plan	186	—	1,022	—	—	—	1,022
Balance at September 30, 2005	13,522	14	163,484	(38)	(102,451)	(4,253)	56,756

Net loss	—	—	—	—	(8,724)	—	(8,724)
Unrealized gain on financial Instruments	—	—	—	37	—	—	37
Comprehensive loss	—	—	—	—	—	—	(8,687)
Stock-based compensation	—	—	977	—	—	—	977
Issuance of common stock upon exercise of options	176	—	705	—	—	—	705
Issuance of common stock under employee stock purchase plan	208	—	934	—	—	—	934
Balance at September 30, 2006	13,906	14	166,100	(1)	(111,175)	(4,253)	50,685

Net loss	—	—	—	—	(2,541)	—	(2,541)
Unrealized gain on financial Instruments	—	—	—	4	—	—	4
Comprehensive loss	—	—	—	—	—	—	(2,537)
Stock-based compensation	—	—	2,261	—	—	—	2,261
Repurchase of common stock, at cost	(27)	—	—	—	—	(174)	(174)
Issuance of common stock upon exercise of options	554	1	2,675	—	—	—	2,676
Issuance of common stock under employee stock purchase plan	124	—	537	—	—	—	537
Balance at September 30, 2007	14,557	$15	$171,573	$3	$(113,716)	$(4,427)	$53,448

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd. (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a leading provider of network- and storage-security and data reduction products that simplifies the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn’s solutions are attractive to customers because they feature high-performance, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and card level products with high-levels of integration that help reduce their time-to-market. Our applied services processors (“ASPs”) solutions perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”), virtual tape libraries (“VTL”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Company has an accumulated deficit of $113.7 million as of September 30, 2007 and has incurred a net loss of $2.5 million during the year ended September 30, 2007. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

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

The remaining balance was paid during fiscal 2007.

Impairment Of Long-lived Assets.  The restructure resulted in a $292,000 impairment of certain software assets related to projects that were terminated.

Non-recurring Engineering Expense Recovery.  The cancellation of engineering projects resulted in the reversal of previously accrued non-recurring engineering costs of $516,000. This reversal is reflected in the research and development line item in the consolidated statement of operations in fiscal 2006.

Termination Of Operating Lease.  As part of the restructure, the Company closed its facility in Carlsbad, California and ceased use of the facility as of September 30, 2006. A liability and related charge related to the Carlsbad facility of $550,000 was accrued during fiscal 2006, reflecting the fair value of the future lease obligations, net of sublease income at the time. During fiscal 2007, the estimated fair value of the future lease obligations, net of sublease income, was increased by $118,000, due to changes in market conditions. The non-cancelable lease agreement for this facility terminates in June 2010. At September 30, 2007, the remaining lease obligation is estimated to be $1.1 million, which will be paid monthly for the remainder of the lease contract period. Additional costs of approximately $74,000 were incurred in fiscal 2006 for the relocation of operations and equipment from the closing facility. As of September 30, 2007 and 2006, $510,000 and $555,000, of the remaining lease cost, respectively, was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Net Restructuring Cost.  Including the fair value of the lease obligation and relocation costs, the net expense for the restructure as of September 30, 2007 amounted to $1.1 million ($995,000 in fiscal 2006 and $118,000 in fiscal 2007). All remaining expenses, with the exception of the Carlsbad lease, were paid during fiscal year 2007.  These payments were funded by available cash on hand.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments consist primarily of commercial paper with maturities less than 90 days, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

The Company’s short-term investments consist of funds on deposit with liquid asset managers that were invested principally in corporate and government agency obligations and commercial paper. At September 30, 2007, all short-term investments were classified as available-for-sale and carried at market value. Realized gains or losses are determined based on specific identification and are reflected in interest income. Realized gains or losses were not significant in fiscal 2007, 2006 and 2005. Net unrealized gains or losses are recorded directly in stockholders’ equity as other comprehensive income or loss.

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

Substantially all of the Company’s customers are OEMs or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2007, three customers accounted for 31%, 21% and 13%, respectively, of total accounts receivable. The same three customers accounted for 25%, 21% and 14%, respectively, of total accounts receivable at September 30, 2006. Management believes that its credit policies which include credit evaluations of customers and, where necessary, imposition of stricter credit restrictions, substantially mitigate such concentrated credit risk. Allowance for doubtful accounts is determined based upon specific identification of potentially uncollectible accounts. Bad debt expenses were not significant in fiscal 2007, 2006 and 2005.

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

Long-Lived Assets and Goodwill

Identifiable finite-lived intangible assets are generally comprised of purchased intellectual property, core technology and patents, and are amortized on a straight-line basis over the estimated useful lives of the assets. Such useful lives range from two to five years. The Company evaluates the recovery of finite-lived intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The assessment of possible impairment is based on estimates of future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amounts of those assets, the Company recognizes an impairment loss based on the excess of the carrying amounts over the estimated fair value of such assets. If we determine that the carrying value may not be recoverable, we measure impairment by using the projected discounted cash flow method.

    On June 28, 2006 the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets which resulted in the termination of certain engineering projects.  The terminated projects resulted in the impairment of certain software assets of $292,000.

    The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed isrecorded as goodwill. As of September 30, 2007, the Company has goodwill of $1.4 million. In accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead tested for impairment annually and whenever events or circumstances occur that indicate possible impairment. The Company performs its annual impairment testing each May 31. The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net asset value.

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

Research and Development Costs

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2007 or 2006.

Starting in fiscal 2007, some of the Company's research and development costs are eligible for reimbursement under a contractual agreement that, although may be expanded, is expected to be completed in fiscal 2008.  Amounts invoiced under this arrangement are offset against research and development expenses as costs are incurred in accordance with the agreement.  In fiscal 2007, the company invoiced $2.4 million for worked performed, which was recorded as an offset to research and development expenses.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application transition method, and therefore have not restated results for periods prior to the adoption date. We recognize stock-based compensation net of an estimated forfeiture rate and only for those shares expected to vest over the service period of the award. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006, the same model used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model, based on the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors. The Company’s employee stock options have certain characteristics that may differ from other options and changes in the subjective assumptions can materially affect the estimated value. Accordingly, it is management’s opinion that the existing stock based compensation expense could be materially different in the future. Although the fair value of employee stock options is determined in accordance with SFAS 123(R), that value may not be indicative of the fair value in an actual market transaction.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 will be effective for the Company on October 1, 2007.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The company is currently evaluating the impact of adopting FIN 48, however expect the impact on it’s financial position and results of operations to not be significant.

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

NOTE 3 — ACQUISITIONS

In July 2007, the Company acquired Siafu Software, LLC (“Siafu”) for $4.3 million in cash. The purchase price of the acquisition was allocated by management to the identifiable assets as follows (in thousands):

Developed and core technology	$3,214
Other intellectual property	455
Purchased in-process research and development	159
Net tangible assets	26
Goodwill	396
$4,250

Net tangible assets consists of fixed assets of $96,000, inventory of $1,000 and accounts receivable of $6,000.  These assets were partially offset by accounts payable of $77,000.  The estimated useful life of the intangible assets acquired is estimated to be approximately five years. The fair value of the developed and core technology was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations was derived from a weighted-average cost of capital analysis adjusted to reflect additional risks inherent in the development life cycle including rapid changes in customer markets and required standards for new products as well as potential competition in the market for such products. The amount allocated to purchased in-process research and development was based on the percentage of completion, which was estimated at 50%, of the next generation products and includes the labor cost associated with the development effort.

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

NOTE 4 — BALANCE SHEET DETAILS

		September 30,
Years Ended		2007	2006
		($ in thousands)
Property and equipment:
Computer equipment		$8,465	$7,932
Furniture and fixtures		912	1,068
Leasehold improvements		789	778
Office equipment		906	911
		11,072	10,689
Less: accumulated depreciation		(9,090)	(8,333)
		$1,982	$2,356
Intangible assets:
Developed and core technology		$16,771	$13557
Less: accumulated amortization		(10,743)	(7,705)
		6,028	5,852
Goodwill		1,425	1,029
		$7,453	$6,881

            Included in Goodwill is an addition of $396,000 relating to the Siafu acquisition in July 2007 (see Note 3). Certain reclassifications have been made to the prior year intangible assets and accumulated   amortization, by excluding fully amortized assets, to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

            The estimated future amortization expense related to intangible assets as of  September 30, 2007 is as follows:

Fiscal year ending September 30,
2008	$2,997
2009	1,231
2010	643
2011	642
2012	515
Total estimated amortization	$6,028

Other assets:
Design tools and other licensed intellectual property		$2,000	$916
Refundable deposits		358	333
		$2,358	$1,249

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost		$713	$1,560
Accrued non-recurring engineering services and costs		104	510
Compensation and employee benefits		1,606	1,964
Deferred income and revenue		1,004	641
Income taxes payable		9	30
Other		615	414
		$4,051	$5,119

NOTE 5 — SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

Years Ended	September 30, 2007				September 30, 2006
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
	($ in thousands)
Corporate securities	$5,975	$—	$—	$5,975	$5,461	$—	$(8)	$5,453
Money market securities	25,729	4	—	25,733	31,964	7	—	31,971
Total available-for-sale securities	$31,704	$4	$—	$31,708	$37,425	$7	$(8)	$37,424

The classification and contractual maturities of available-for-sale securities is as follows:
	September 30,
Years Ended	2007	2006
	(in thousands)
Included in:
Cash and cash equivalents	$13,435	$19,084
Short-term investments	18,273	18,340
	$31,708	$37,424
Contractual maturities:
Due in less than one year	$31,708	$36,444
Due from one to two years	—	980
	$31,708	$37,424

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

Outstanding options to purchase shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive impact to the following periods:
	September 30,
Years Ended	2007	2006	2005

Outstanding options to purchase common stock	3,769,411	3,539,998	4,161,531

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	September 30,
Years Ended	2007	2006	2005
	($ in thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$4	$11	$76
Cash paid during the year for income taxes	243	136	71
Cash received during the year from refund of income taxes	—	—	64

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

In February 2001, the Board of Directors of the Company adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). The 2001 Plan had 2,000,000 shares of the Company’s Common Stock reserved for issuance pursuant to nonqualified stock options.  The 2001 Plan is administered by the Company’s Board of Directors or its designees and provides generally that nonqualified stock options granted under the 2001 Plan may have a maximum life of 10 years. The terms and conditions of each stock option grant under the 2001 Plan are determined by a committee of the Board of Directors and are set forth in agreements between the recipient and the Company.

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

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
	($ in thousands, except per share amounts and years)
Balance at September 30, 2004	1,207,800	4,159,770	$11.13
Options granted	(549,600)	549,600	7.50
Options exercised	—	(161,293)	5.96		$315
Options cancelled	358,611	(386,546)	15.00
Balance at September 30, 2005	1,016,811	4,161,531	10.50
Additional shared authorized	500,000
Options granted	(414,500)	414,500	6.67
Options exercised	—	(175,876)	4.00		419
Options cancelled	818,548	(860,157)	11.67
Balance at September 30, 2006	1,920,859	3,539,998	10.09
Options granted	(1,528,000)	1,528,000	5.32
Options exercised	—	(553,701)	4.83		1,516
Options cancelled	744,886	(744,886)	9.17
Balance at September 30, 2007	1,137,745	3,769,411	9.11

Fully vested and expected to vest at September 30, 2007		3,644,043	$9.22	6.02	$5,769
Fully vested and exercisable at September 30, 2007		2,601,295	$10.57	4.77	$3,328

The following table summarizes options outstanding at September 30, 2007 and related weighted average exercise prices and lives as follows:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$ 2.00 - $4.85	437,340	6.55	$ 4.23	267,339	$ 3.85
4.90 - 5.00	118,287	1.38	4.99	118,287	4.99
5.09 - 5.10	418,777	8.85	5.10	94,253	5.10
5.11 - 6.13	588,020	6.58	5.78	351,868	5.66
6.21 - 6.66	400,418	6.78	6.49	197,401	6.59
6.67 - 7.68	386,626	7.72	6.88	211,804	6.98
7.83 - 10.52	636,087	6.25	9.42	576,487	9.56
10.59 - 14.98	406,385	3.78	13.06	406,385	13.06
15.74 - 69.88	362,471	3.48	21.84	362,471	21.84
125.50 - 125.50	15,000	0.07	125.50	15,000	125.50
2.00 - 125.50	3,769,411	6.12	$ 9.11	2,601,295	$ 10.57

Options exercisable as of September 30, 2007 includes 172,400 shares, with a weighted average exercise price of $10.88, related to accelerated options held by the Company’s executive officers for which a holding period was imposed as described above.

Net cash proceeds from the exercise of stock options during fiscal 2007, 2006 and 2005 were $3.2 million, $1.6 million and 2.0 million, respectively.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant.  A summary of our performance-based non-vested share awards at September 30, 2007, is as follows:

	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2006	—	$—
Options Granted	300,000	5.52
Options Exercised	(75,000)	4.85
Options Forfeited/Cancelled	(113,381)	5.45
Balance at September 30, 2007	111,619	$6.04

We recognized $450,000 of expenses in fiscal 2007 for performance-based share awards. A total of 75,000 performance-based shares awards vested during fiscal 2007.  As of September 30, 2007, there was $588,000 of unrecognized compensation expense related to performance-based non-vested share awards that is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 1,400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 124,423, 208,039 and 185,297 shares were issued during fiscal 2007, 2006 and 2005, respectively, at weighted average prices of $4.31, $4.49 and $5.52 per share, respectively. As of September 30, 2007, there were 456,021 shares available for future purchases under the ESPP.

Stock-Based Compensation under SFAS 123(R)

    The total stock-based compensation expense recognized during the following periods was allocated as follows (in thousands):

Years Ended	September 30, 2007	September 30, 2006
Cost of revenues	$31	$9
Research and development	864	455
Sales and marketing	374	172
General and administrative	992	341
Total stock-based compensation expense	$2,261	$977

    As of September 30, 2007, there was approximately $3.7 million of total stock-based compensation expense, excluding $588,000 unrecognized compensation expense related to performance-based share awards, net of estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average period of 2.71 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

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

Valuation Assumptions

    The Company uses the Black-Scholes model as its method of valuation of share-based awards granted. The fair value of employee stock options granted and employee stock purchased were estimated based on the following assumptions:

	September 30,
Years Ended	2007		2006		2005
	Stock Options	Purchase Plan	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted average fair value	$3.15	$1.46	$3.86	$1.43	$3.63	$2.14
Estimated life	5.77 years	0.49 years	5.44 years	0.49 years	3.24 years	0.49 years
Risk-free interest rate	4.56%	4.39%	4.41%	4.73%	3.61%	2.72%
Expected stock price volatility	53.0%	37.6%	62.4%	33.6%	59.1%	41.5%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

    For purposes of pro forma disclosures under SFAS 123 for the fiscal year ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and net loss per share for the fiscal year ended September 30, 2005, was as follows (in thousands, except per share data):

Year Ended	September 30, 2005

Net loss excluding stock-based compensation expense	$(5,216)
Stock-based compensation expense	(10,682)
Net loss including stock-based compensation expense	$(15,898)

Basic and diluted net loss per share excluding stock-based compensation expense	$(0.38)
Stock-based compensation expense per share	$(0.76)
Basic and diluted net loss per share including stock-based compensation expense	$(1.14)

Stock Repurchase Program

On May 9, 2007, the Company’s Board of Directors authorized a repurchase from Albert E. Sisto, the Company’s chairman and chief executive officer, of 26,812 shares of the Company’s common stock at an average price of $6.48 and an aggregate fair market value of $174,000, in order to satisfy certain tax withholding obligations arising out of the vesting of restricted stock held by Mr. Sisto. No other stock repurchase program, authorized by the Company’s Board of Directors, existed as of September 30, 2007.

Deferred Stock-Based Compensation

During fiscal 2000, the Company recognized deferred stock-based compensation of $8.3 million in connection with the acquisition of Apptitude. Such deferred stock-based compensation was amortized over the vesting period of the related options, ranging from six months to four years. All deferred stock-based compensation was fully amortized as of September 30, 2004.

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

The U.S. and foreign components of loss before income taxes were as follows:

	September 30,
Years Ended	2007	2006	2005
	(in thousands)
United States	$(2,314)	$(9,016)	$(5,222)
Foreign	(43)	333	96
Loss before income taxes	$(2,357)	$(8,683)	$(5,126)

The components of the provision for income taxes were as follows:
	September 30,
Years Ended	2007	2006	2005
	(in thousands)
Current:
Federal	$—	$—	$—
State	1	—	—
Foreign	183	41	90
Provision for income taxes	$184	$41	$90

The components of deferred taxes are as follows:

	September 30,
Years Ended	2007	2006
	(in thousands)
Net operating loss	$26,361	$27,144
Property and equipment	126	(36)
Inventory valuation accounts	360	417
Accruals and reserves	1,034	1,435
Research and development credit	8,384	8,089
Amortization of intangibles	6,180	5,932
Total deferred tax asset	42,445	42,981
Valuation allowance	(42,445)	(42,981)
	$—	$—

As of September 30, 2007, the Company had approximately $74.9 million of federal and $20.8 million of state net operating loss carryforwards available to offset future taxable income. The Company also had approximately $5.2 million of federal and $4.8 million of state research and development tax credit carryforwards. These tax attributes expire in varying amounts between 2012 and 2027. Because of cumulative ownership changes, certain of these tax attributes are subject to an annual utilization limitation under Sections 382 and 383 of the Internal Revenue Code.

As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Approximately $9.4 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders' equity if the associated deferred tax assets are realized.

A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:
	September 30,
Years Ended	2007	2006	2005
	(in thousands)
Tax at federal statutory rate	$(801)	$(3,118)	$(1,775)
State taxes, net of federal tax benefit	1	—	—
Research and development credits	(187)	(202)	(742)
Deferred tax benefits not recognized	967	3,282	2,594
Foreign taxes	183	41	90
Other	21	38	(77)
	$184	$41	$90

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
	September 30,
Years Ended	2007	2006	2005
	(in thousands)
North America:
United States	$17,841	$16,655	$16,177
Other	799	1,082	2,194
Total North America	18,640	17,737	18,371
Asia:
Hong Kong	18,660	18,138	18,819
Malaysia	1,424	1,411	2,398
Singapore	284	1,429	2,505
Japan	1,155	1,796	1,442
Thailand	547	1,039	1,058
Taiwan	69	134	86
Other	15	39	4
Total Asia	22,154	23,986	26,312

Europe and other	2,173	2,041	1,711

Total	$42,967	$43,764	$46,394

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2007	2006	2005
Cisco Systems, Inc.	53%	50%	49%
Huawei Technologies, Inc.	12%	13%	10%
Quantum Corporation	3%	7%	11%
	68%	70%	70%

No other customers accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of September 30, 2007, the Company had net property and equipment of $1.3 million and $726,000 in the United States and China, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2007 are as follows (in thousands):

	Operating Lease Commitments	Inventory Purchases	Non-recurring Engineering Expenses	Total Contractual Obligations
	(in thousands)
Fiscal year ending September 30,
2008	$1,569	$1,421	$103	$3,093
2009	1,214	—	—	1,214
2010	430	—	—	430
2011	116	—	—	116
2012	20	—	—	20
	$3,349	$1,421	$103	$4,873

Total rental expense under operating leases was $2.6 million, $2.4 million and $3.0 million for fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	December 31	March 31	June 30	September 30	Total
	(in thousands, except per share amounts)
Fiscal 2007:
Net revenues	$9,269	$11,029	$11,671	$10,998	$42,967
Total costs and operating expenses	12,524	12,210	11,654	10,836	47,224
Net income (loss)	(2,702)	(707)	284	584	(2,541)
Net income (loss) per share
Basic	(0.19)	(0.05)	0.02	0.04	(0.18)
Diluted	(0.19)	(0.05)	0.02	0.04	(0.18)

Fiscal 2006:
Net revenues	$10,672	$11,719	$12,252	$9,121	$43,764
Total costs and operating expenses	12,826	14,676	14,867	11,940	54,309
Net loss	(1,662)	(2,510)	(2,211)	(2,341)	(8,724)
Net loss per share, basic and diluted	(0.12)	(0.18)	(0.16)	(0.17)	(0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and necessarily include certain amounts that are based on estimates and informed judgments.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information that is required to be disclosed in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended September 30, 2007, September 30, 2006 and September 30, 2005.  The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with GAAP.

(b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for hi/fn, Inc, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

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

Management evaluated the effectiveness of internal control over financial reporting as of September 30, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the last quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

(d) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the last quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for its 2008 Annual Meeting of Stockholders – Election of Directors. The information required by Item 10 regarding our executive officers appears immediately following Item 3 under Part I of this report.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2008 Annual Meeting of Stockholders – Executive Officer Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
 STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2008 Annual Meeting of Stockholders - Security Ownership of Certain Beneficial Owners and Management.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2008 Annual Meeting of Stockholders – Certain Transactions.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2008 Annual Meeting of Stockholders – Ratification of Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements - See Item 8 above.

2.	Financial Statement Schedule - See Schedule II.

3.	Exhibits - The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition of Assets of Siafu Software, LLC, by and between hi/fn, Inc. and Siafu Software, LLC.	8-K	0-24765	99.1	07/26/2007
3.1	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.	10-12G	0-24765	3.1	08/08/1998
3.2	Amended and Restated Bylaws of hi/fn, inc.	10-12G	0-24765	3.2	08/08/1998

10.1	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.2	08/08/1998
10.2	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.3	08/08/1998
10.3	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).	10-12G	0-24765	10.9	08/08/1998
10.4	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).	10-12G	0-24765	10.10	08/08/1998
10.5	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.11	08/08/1998
10.6	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.12	08/08/1998
10.7	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.	10-12G	0-24765	10.13	08/08/1998
10.8	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.	S-8	333-135984	99.1	07/24/2006
10.9	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc.	S-8	333-135987	99.1	07/24/2006
10.10	2001 Nonstatutory Stock Option Plan of hi/fn, inc.	10-Q	0-24765	10.1	05/01/2001
10.11	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.	10-Q	0-24765	10.2	05/01/2001
10.12	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.	10-Q	0-24765	10.4	08/03/2005
10.13	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.	10-Q	0-24765	10.5	08/03/2005
10.14	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.	10-K	0-24765	10.32	12/12/2006
10.15	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.	10-K	0-24765	10.31	12/12/2006
10.16	Form of Director Change of Control Agreement.	10-12G	0-24765	10.16	08/08/1998

10.17	Form of Employee Change of Control Agreement.	10-12G	0-24765	10.17	08/08/1998
10.18	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.	8-K	0-24765	10.2	05/16/2005
10.19	Form of Severance and Change of Control Agreement by and between the Company and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.	8-K	0-24765	10.3	05/16/2005
10.20	Employment Agreement dated November 16, 2006 between Albert E. Sisto and hi/fn, inc.	10-K	0-24765	10.33	12/12/2006
10.21	Severance and Release Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.	10-K	0-24765	10.34	12/12/2006
10.22	Consulting Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.	10-K	0-24765	10.35	12/12/2006
10.23†	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.	10-Q	0-24765	10.38	05/05/2007
10.24†	Employment Agreement dated July 19, 2007 between John Matze and hi/fn, inc.					X

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
						X
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

(b)	Exhibits: See Item 15(a) above.

(c)	Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California.

hi/fn, inc

Dated: November 14, 2007	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on November 14, 2007.

Signature	Title	Date

/s/ ALBERT E. SISTO	Chairman, Chief Executive Officer	November 14, 2007
(Albert E. Sisto)	(principal executive officer)

/s/ WILLIAM R. WALKER	Vice President, Finance, Chief Financial Officer	November 14, 2007
(William R. Walker)	and Secretary (principal financial and accounting officer)

/s/ DOUGLAS L. WHITING	Chief Scientist, Director	November 14, 2007
(Douglas L. Whiting)

/s/ DENNIS DeCOSTE	Director	November 14, 2007
(Dennis DeCoste)

/s/ TAHER ELGAMAL	Director	November 14, 2007
(Taher Elgamal)

/s/ ROBERT W. JOHNSON	Director	November 14, 2007
(Robert W. Johnson)

/s/ THOMAS LAWRENCE	Director	November 14, 2007
(Thomas Lawrence)

HIFN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Deducted from accounts receivable
Allowance for doubtful accounts:
Year ended September 30, 2007	$107	$7	$-	$114
Year ended September 30, 2006	104	3	-	107
Year ended September 30, 2005	259	-	(155)	104

INDEX TO EXHIBITS

		Incoporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition of Assets of Siafu Software, LLC, by and between hi/fn, Inc. and Siafu Software, LLC.	8-K	0-24765	99.1	07/26/2007
3.1	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.	10-12G	0-24765	3.1	08/08/1998
3.2	Amended and Restated Bylaws of hi/fn, inc.	10-12G	0-24765	3.2	08/08/1998

10.1	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.2	08/08/1998
10.2	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.3	08/08/1998
10.3	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).	10-12G	0-24765	10.9	08/08/1998
10.4	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).	10-12G	0-24765	10.10	08/08/1998
10.5	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.11	08/08/1998
10.6	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.12	08/08/1998
10.7	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.	10-12G	0-24765	10.13	08/08/1998
10.8	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.	S-8	333-135984	99.1	07/24/2006
10.9	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc.	S-8	333-135987	99.1	07/24/2006
10.10	2001 Nonstatutory Stock Option Plan of hi/fn, inc.	10-Q	0-24765	10.1	05/01/2001
10.11	Agreement dated as of April 6, 2001 between Sally Spencer and hi/fn, inc.	10-Q	0-24765	10.2	05/01/2001
10.12	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.	10-Q	0-24765	10.4	08/03/2005
10.13	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.	10-Q	0-24765	10.5	08/03/2005
10.14	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.	10-K	0-24765	10.32	12/12/2006
10.15	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.	10-K	0-24765	10.31	12/12/2006
10.16	Form of Director Change of Control Agreement.	10-12G	0-24765	10.16	08/08/1998
10.17	Form of Employee Change of Control Agreement.	10-12G	0-24765	10.17	08/08/1998
10.18	Form of Severance and Change of Control Agreement by and between hi/fn, inc. and William R. Walker.	8-K	0-24765	10.2	05/16/2005
10.19	Form of Severance and Change of Control Agreement by and between the Company and each of Douglas L. Whiting, Thomas Moore, Russell Dietz, and Kamran Malik.	8-K	0-24765	10.3	05/16/2005
10.20	Employment Agreement dated November 16, 2006 between Albert E. Sisto and hi/fn, inc.	10-K	0-24765	10.33	12/12/2006
10.21	Severance and Release Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.	10-K	0-24765	10.34	12/12/2006

10.22	Consulting Agreement dated November 16, 2006 between Christopher G. Kenber and hi/fn, inc.	10-K	0-24765	10.35	12/12/2006
10.23†	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.	10-Q	0-24765	10.38	05/05/2007
10.24†	Employment Agreement dated July 19, 2007 between John Matze and hi/fn, inc.					X

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
X
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.