Form 10-Q
period 2007-12-31
HI/FN INC
filed 2008-02-08
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

YES ☐ NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,860,046 as of February 1, 2008.

HIFN, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	December 31, 2007	September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,460	$17,049
Short-term investments	11,747	18,273
Accounts receivable, net	8,863	7,450
Inventories (finished goods)	2,543	2,784
Prepaid expenses and other current assets	1,303	1,428
Total current assets	49,916	46,984

Other receivables	166	189
Property and equipment, net	1,943	1,982
Goodwill and intangible assets, net	6,704	7,453
Other assets	2,320	2,358
Total assets	$61,049	$58,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,420	$1,467
Accrued expenses and other current liabilities	3,930	4,051
Total current liabilities	6,350	5,518

STOCKHOLDERS’ EQUITY
Common stock	15	15
Additional paid-in capital	173,503	171,573
Accumulated other comprehensive income	4	3
Accumulated deficit	(114,396)	(113,716)
Treasury stock, at cost	(4,427)	(4,427)
Total stockholders’ equity	54,699	53,448
Total liabilities and stockholders’ equity	$61,049	$58,966

See accompanying notes to condensed consolidated financial statements.

HIFN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	December 31,
Three Months Ended	2007	2006

Net revenues:
Processors	$9,985	$8,565
Software licenses and other	944	704
Total net revenues	10,929	9,269

Costs and operating expenses:
Cost of revenues – processors	3,320	3,122
Cost of revenues – software licenses and other	152	82
Research and development	3,602	4,319
Sales and marketing	2,394	1,822
General and administrative	1,722	2,442
Amortization of intangible assets	749	737
Total costs and operating expenses	11,939	12,524
Loss from operations	(1,010)	(3,255)
Interest income	462	505
Other expenses, net	(117)	(15)
Loss before income taxes	(665)	(2,765)
Provision for (benefit from) income taxes	15	(63)
Net loss	$(680)	$(2,702)

Net loss per share, basic and diluted	$(0.05)	$(0.19)

Weighted average shares outstanding, basic and diluted	14,776	13,948

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	December 31,
Three Months Ended	2007	2006

Cash flows from operating activities:
Net loss	$(680)	$(2,702)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	387	471
Amortization of intangible assets	749	737
Short-term investment impairment	90	-
Stock-based compensation expense	433	443
Write-down of excess and obsolete inventory	22	35
Reduction of allowance for doubtful accounts	-	(15)
Changes in assets and liabilities:
Accounts receivable	(1,413)	(139)
Inventories	219	(527)
Prepaid expenses and other current assets	125	116
Other receivables	23	-
Other assets	(106)	(319)
Accounts payable	1,103	831
Accrued expenses and other current liabilities	(121)	(218)
Net cash provided by (used in) operating activities	831	(1,287)
Cash flows from investing activities:
Sale and maturities of short-term investments	11,571	8,266
Purchases of short-term investments	(5,134)	(11,174)
Purchases of property and equipment	(204)	(111)
Refund of escrow funds relating to Siafu acquisition	(150)	-
Net cash provided by (used in) investing activities	6,083	(3,019)
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan	1,497	271
Net cash provided by financing activities	1,497	271
Net increase (decrease) in cash and cash equivalents	8,411	(4,035)
Cash and cash equivalents at beginning of period	17,049	20,437
Cash and cash equivalents at end of period	$25,460	$16,402

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd. (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) is a provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium-size enterprises (“SMEs”), share, retain, access and protect critical data.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of December 31, 2007 and its results of operations for the three months ended December 31, 2007 and 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation.

The Company has an accumulated deficit of $114.4 million as of December 31, 2007 and has incurred a net loss of $680,000 during the three months ended December 31, 2007. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Impairment of Short-term investments

In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, an “insolvent event”, which means a determination by the receiver that Cheyne is, or is about to become, unable to pay its debts as they fall due to senior creditors and any other persons whose claims against Cheyne are required to be paid in priority, was declared. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and the issue is now in default. Management estimates, based on the expected cash flow to be received, that the investment's value is $910,000 and considered the impairment to be other than temporary. An impairment charge of $90,000 was recorded within other expenses, net on the Statement of Operations during the three months ended December 31, 2007.

Note 2 - Balance Sheet Details

	December 31, 2007	September 30, 2007
	($ in thousands)
Property and equipment:
Computer equipment	$8,669	$8,465
Furniture and fixtures	912	912
Leasehold improvements	789	789
Office equipment	906	906
	11,276	11,072
Less: accumulated depreciation and amortization	(9,333)	(9,090)
	$1,943	$1,982

Intangible assets:
Developed and core technology	$16,771	$16,771
Less: accumulated amortization	(11,492)	(10,743)
	5,279	6,028
Goodwill	1,425	1,425
	$6,704	$7,453

    The estimated future amortization expense related to intangible assets as of December 31, 2007 is as follows:

Fiscal year ending September 30,
2008 (9 months ended)
2009	1,231
2010	643
2011	643
2012	515
Total estimated amortization	$5,279

Other assets:
Design tools and other licensed intellectual property, net of amortization	$1,965	$2,000
Refundable deposits	355	358
	$2,320	$2,358

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$465	$713
Accrued non-recurring engineering costs	582	104
Compensation and employee benefits	1,560	1,606
Deferred income and revenue	787	1,004
Income taxes payable	9	9
Other	527	615
	$3,930	$4,051

Note 3 - Net Loss Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding for the period. Potentially dilutive shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted earnings (loss) per share if anti-dilutive.

Outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share because of their anti-dilutive impact to the following periods:

	December 31,
Three Months Ended	2007	2006

Outstanding options to purchase common stock	3,579,701	4,282,213

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments, which are classified as available-for-sale. The components of comprehensive loss are as follows:

	December 31,
Three Months Ended	2007	2006
	(in thousands)
Net loss	$(680)	$(2,702)
Unrealized gain on short-term investments, net	1	1
Comprehensive loss	$(679)	$(2,701)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Plan

The following table summarizes the activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Options Available for Grant	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2007	1,137,745	3,769,411	$9.11
Options granted	(351,869)	351,869	4.53
Options exercised	-	(264,712)	4.91		$406
Options cancelled	276,867	(276,867)	17.95
Balance at December 31, 2007	1,062,743	3,579,701	8.29

Fully vested and expected to vest at December 31, 2007		3,419,757	$8.41	6.20	$1,261
Fully vested and exercisable at December 31, 2007		2,247,041	$9.94	4.63	$507

The following table summarizes options outstanding at December 31, 2007 and related weighted average exercise prices and lives as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$0.00 - $ 4.85	480,209	7.67	$3.65	238,276	$4.32
4.90 - 5.00	118,287	1.13	4.99	118,287	4.99
5.09 - 5.10	377,602	8.82	5.10	106,131	5.10
5.11 - 5.99	358,138	8.77	5.71	75,599	5.44
6.01 - 6.33	400,342	9.11	6.18	148,866	6.18
6.40 - 6.74	360,730	5.83	6.62	211,219	6.66
6.82 - 8.35	383,737	7.22	7.55	270,507	7.57
8.43 - 10.52	433,100	4.32	9.89	410,600	9.96
10.76 - 15.74	450,385	3.22	13.84	450,385	13.84
15.99 - 69.88	217,171	2.53	23.38	217,171	23.38
0.00 - 69.88	3,579,701	6.34	$8.29	2,247,041	$9.94

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 represents the total intrinsic value, based on the Company’s closing stock price of $5.72 as of December 31, 2007 (the last business day for the first fiscal quarter of 2007), which would have been received by the option holders had the options been exercised as of such date.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant.  A summary of our performance-based non-vested share awards at December 31, 2007, is as follows:

	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2007	111,619	$6.04
Options Granted	137,500	5.84
Options Exercised	(36,619)	5.45
Options Forfeited/Cancelled	-	-
Balance at December 31, 2007	212,500	$6.01

During the quarter ended December 31, 2007, $35,000 was expensed to compensation expenses relating to performance-based share awards. None of the performance-based shares awards vested during the quarter ended December 31, 2007.  As of December 31, 2007, there was $991,000 of unrecognized compensation expense related to performance-based non-vested share awards that is expected to be recognized over a weighted-average period of 3.2 years.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):
	December 31,
Three Months Ended	2007	2006
	(in thousands)
Cost of revenues	$7	$6
Research and development	168	169
Sales and marketing	99	58
General and administrative	159	210
Total stock-based compensation expense	$433	$443

As of December 31, 2007, there was approximately $4.2 million of total stock-based compensation expense, net of forfeitures, excluding $991,000 unrecognized compensation expense related to performance-based share awards related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.8 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Note 6 – Segment and Geographic Information

The Company operates in one industry segment comprising the design, development and marketing of high-performance, multi-protocol packet processors - semiconductor devices and software. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products, which geographic location may be different from the geographic locations of the end customers.

Our major geographic areas and their respective contribution to net revenues for the respective periods were as follows:

	December 31,
Three Months Ended	2007	2006
	(in thousands)
North America:
United States	$4,719	$3,555
Other	116	191
Total North America	4,835	3,746
Asia:
Hong Kong	3,970	4,045
Malaysia	532	687
Singapore	149	134
Japan	198	277
Thailand	215	29
Taiwan	20	-
Total Asia	5,084	5,172

Europe and other	1,010	351
Total	$10,929	$9,269

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods were as follows:

	December 31,
Three Months Ended	2007	2006
Cisco Systems, Inc.	50%	53%
EMC Corporation	13%	2%
Huawei Technologies, Inc.	4%	15%
	67%	70%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of December 31, 2007, the Company had net property and equipment of $1.3 million and $683,000 in the United States and China, respectively.

Note 7 – Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarter ended December 31, 2007 relates to the accrued tax liability on the Company’s non-U.S. operations. The benefit from income taxes for the quarter ended December 31, 2006 relates to the reversal of the previously accrued tax liability on the Company’s non-U.S. operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on October 1, 2007.  In accordance with FIN 48 the Company continues its practice of recognizing interest and penalties related to income tax as interest and other expenses instead of income tax expense. As a result of the implementation of FIN 48, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus there was no corresponding cumulative effect adjustment to the accumulated deficit. Additionally, the Company did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.

The Company has unrecognized tax benefits of approximately $2.0 million as of October 1, 2007, none of which, if recognized, would result in a reduction of the Company's effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  No interest and penalties were recognized in the Statement of Operations related to the uncertain tax positions at the date of adoption. There was no significant change to the Company’s unrecognized tax benefits during the quarter ended December 31, 2007.  Over the next twelve months, the Company’s existing tax positions may continue to generate an increase in unrecognized tax benefits subject to Management’s periodic reviews of the Company’s uncertain tax positions. However, the Company does not expect the changes in unrecognized tax benefits of its tax positions, if any, will result in recognition of an uncertain tax liability.  The Company is subject to audit by the IRS and California Franchise Tax Board for all years since September 30, 1993.

Note 8 – Guarantees and Product Warranties

Guarantees

Agreements that we have determined to be within the scope of FIN 45 (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”) include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs in relation to any of the above guarantees.

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

Product Warranties

The Company warrants that its hardware products are free from defects in material and workmanship under normal use and service and that its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expenses under its product or service warranties.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows, and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact of this standard on its financial position, cash flows, and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Forward-looking statements include our statements about business trends and future operating results and business plans.  Many such statements can be found in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the section entitled “Item 1A. Risk Factors.”  Forward-looking statements often include words such as “believes,” “anticipates,” “estimates,” “expects,” “intend,” “plan,” “project,” “outlook,” ”may,” “will,” “should,” ”could,” “would,” “predict,” “potential,” “continue,” the negative of these terms and words of similar import. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed within the section of this report entitled “Item 1A. Risk Factors” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 10-K, Forms 8-K and Forms 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ significantly from those anticipated events. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be wrong. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Unless the context otherwise requires, we use the terms “Hifn,” “our company,” “we,” “us” and “our” in this filing to refer to hi/fn, inc., together with its subsidiaries. Hifn is a leading provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium-size enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn’s solutions are attractive to customers because their high-performance features, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and card level products with high-levels of integration, help reduce our customers’ time-to-market. Our applied services processors (“ASPs”) perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”), virtual tape libraries (“VTL”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

Results for First Fiscal Quarter

During the three months ended December 31, 2007, our net revenues of $10.9 million represented a decrease of one percent from the $11.0 million in net revenues reported in the previous quarter and an increase of 18 percent from the $9.3 million in net revenues reported in the first quarter of fiscal 2007. The decrease from the prior quarter was a result of a decrease in orders from one of our primary customers, Huawei Technologies. Fluctuation in ordering patterns from our primary customers significantly affects our revenue levels from period to period. The decrease was partially offset by an increase in software revenue demand for and timing of customers’ purchases of certain of the Company’s licensed software products.

Our expense levels during the three months ended December 31, 2007 were higher than those of the preceding quarter, primarily due to increased non-recurring engineering expenses, together with an increase in headcount relating to research and development and sales and marketing.

Impairment of Short-term investments

In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, an “insolvent event”, which means a determination by the receiver that Cheyne is, or is about to become, unable to pay its debts as they fall due to senior creditors and any other persons whose claims against Cheyne are required to be paid in priority, was declared. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and the issue is now in default. Management estimates, based on the expected cash flow to be received, that the investment's value is $910,000 and considered the impairment to be other than temporary. An impairment charge of $90,000 was recorded within other expenses, net on the Statement of Operations during the three months ended December 31, 2007.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2007 and have not changed as of December 31, 2007, with the exception of the impact of adopting FIN 48, “Accounting for Uncertainty in Income Taxes” on October 1, 2007, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

Results of Operations

The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	December 31,
	2007		2006
Three Months Ended	$	% of net revenues	$	% of net revenues	Year-over-Year Growth
	(dollars in thousands)
Processors	$9,985	91%	$8,565	92%	17%
Software licenses and other	944	9%	704	8%	34%
	$10,929	100%	$9,269	100%	18%

Net revenues increased by $1.7 million for the quarter ended December 31, 2007 as compared to net revenues for the quarter ended December 31, 2006. Our processor revenues increased $1.4 million, primarily due to increased DR Express card sales. Also contributing to the overall increase in net revenues was an increase in revenues from software licenses and royalties of $240,000, which is generally dependent upon variability in the mix, demand for and timing of customers’ purchases of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	December 31,
Three Months Ended	2007	2006
Cisco Systems, Inc.	50%	53%
EMC Corporation	13%	2%
Huawei Technologies, Inc.	4%	15%
	67%	70%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	December 31,
	2007		2006
Three Months Ended	$	% of revenue category	$	% of revenue category	Year-over-Year Growth
	(dollars in thousands)
Processors	$3,320	33%	$3,122	36%	6%
Software licenses and other	152	16%	82	12%	85%
	$3,472	32%	$3,204	35%	8%

Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues decreased three percent for the three months ended December 31, 2007 as compared to the same period in fiscal 2006. The decrease in cost of sales reflects the increase in sales of higher margin chips, partially offset by lower margin card sales. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

Operating Expenses

Research and Development.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
Research & development expenses	$3,602	$4,319	(17)%
As a percentage of net revenues	33%	47%

Research and development costs consist primarily of salaries, employee benefits, allocation of corporate expenses, rent and others, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $717,000 for the three months ended December 31, 2007 over the same period in the prior year. The decrease reflects a decrease of $314,000 in salaries and benefits expense mainly due to a reduction in headcount, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a $212,000 reduction in engineering materials due to the different stages of project completion relating to our China operations, a decrease in software maintenance of $195,000 due to fully amortized software, a $59,000 reduction in depreciation as a result of fully depreciated assets and a $29,000 reduction in non-recurring engineering and related costs, contingent upon the stage of development of projects, primarily due to the reimbursement of certain costs under a research and development contract, which to date reimbursed $2.9 million. These decreases were partially offset by an increase of $82,000 in expenses related to telephone, travel and other expenses together with a $10,000 increase in building expenses.

Sales and Marketing.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
Sales & marketing expenses	$2,394	$1,822	31%
As a percentage of net revenues	22%	20%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and allocation of corporate expenses, rent and others. Such expenses increased $572,000 for the three months ended December 31, 2007 over the same period in the prior year. The increase reflects an increase in salaries and benefits of $173,000, due to higher average salary rates in connection with employee performance reviews in October 2007, together with an increase in average headcount and includes an increase of $42,000 in stock-based compensation expenses primarily relating to the Siafu acquisition, an increase of $121,000 in professional services due to increased marketing and branding related services, an increase of $34,000 in building and depreciation expenses, an increase of $25,000 in supplies primarily due to the Siafu acquisition, an increase of $34,000 in travel and entertainment and miscellaneous expenses due to the timing of sales conferences, an increase of $83,000 in advertising and tradeshows as a result of the timing of tradeshows and increased marketing activities and an increase of $102,000 in sales representative commissions due to an increase in sales, together with a higher level of sales made through sales representatives.

General and Administrative.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
General & administrative expenses	$1,722	$2,442	(29)%
As a percentage of net revenues	16%	26%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses decreased $720,000 for the three months ended December 31, 2007 over the same period in the prior year. The decrease reflects decreases in salaries and benefits of $402,000 primarily due to expenses relating to the transition in leadership in fiscal 2006 and lower stock-based compensation expense in the current quarter, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease in professional services for legal counsel and consulting of $243,000 primarily due to strategic planning completed during the first quarter of fiscal 2006, a decrease of $50,000 in building expenses mainly due to an expired lease in the current quarter and a decrease of $58,000 in miscellaneous expenses primarily due to costs associated with the transition in leadership in fiscal 2006. These decreases were partially offset by an increase of $33,000 in depreciation, travel, telephone and other expenses.

Amortization of Intangibles.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
Amortization of intangibles	$749	$737	2%
As a percentage of net revenues	7%	8%

Amortization of intangibles relate to acquired technology, workforce and patents. Amortization of intangibles increased $12,000 for the three months ended December 31, 2007 over the same period in the prior year mainly as a result of the Siafu acquisition, partially offset by the full amortization of previously capitalized intangible assets.

Interest Income and Other Expenses, net.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
Interest income and other expenses, net	$345	$490	(30)%
As a percentage of net revenues	3%	5%

Interest income and other expenses, net, decreased $145,000 during the three months ended December 31, 2007 as compared to the same period in the prior fiscal year. The decrease was primarily a result of lower interest rates and an investment impairment of $90,000, relating to an investment in asset backed commercial paper with Cheyne Finance PLC.

Income Taxes.
	December 31,		Year-over-Year
Three Months Ended	2007	2006	Growth
	(dollars in thousands)
Provision for (benefit from) income taxes	$15	$(63)	124%
As a percentage of net revenues	Less than 1%	(1)%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes increased $78,000 during the three months ended December 31, 2007 relating to our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:
	December 31,
Three Months Ended	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$831	$(1,287)
Net cash provided by (used in) investing activities	6,083	(3,019)
Net cash provided by financing activities	1,497	271
Net increase (decrease) in cash and cash equivalents	$8,411	$(4,035)

Operating Activities. Net cash provided by operating activities was $831,000 for the three months ended December 31, 2007 resulting from a net loss during the period of $680,000, adjusted for non-cash items including depreciation and amortization of fixed assets of $387,000, amortization of intangibles relating to acquired technologies of $749,000, stock-based compensation expenses of $433,000, an investment impairment of $90,000 and a reserve for excess and obsolete inventory of $22,000. These non-cash expenses were offset by an increase in accounts receivable of $1.4 million, reflecting a shift in the timing of shipments and payments during the first quarter of fiscal 2008, an increase in other current assets of $106,000, due to the addition of license agreements and a decrease in accrued liabilities of $121,000, including a decrease of $206,000 in deferred software and distributor revenues, sub-lease amortizations of $248,000, a Siafu escrow refund of $150,000 and a $96,000 reduction in accrued employee stock purchase plan withholding as a result of the purchase in October 2007, partially offset by an increase of $478,000 in non-recurring engineering services and $101,000 in bonus and other accruals. Contributing to cash provided by operations was an increase in accounts payable of $1.1 million, a decrease in inventories of $219,000, mainly due to the timing of receipt of inventory purchases, a reduction in prepaid expenses of $125,000, which was related to the timing of payments made and a decrease in other receivables of $23,000.

Net cash used in operating activities was $1.3 million for the three months ended December 31, 2006 resulting from a net loss during the period of $2.7 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $471,000, amortization of intangibles related to acquired technologies of $737,000, stock-based compensation expenses of $443,000, a reserve for excess and obsolete inventory of $35,000 and a decrease in the allowance for bad debts of $15,000. These non-cash expenses were offset by an increase in accounts receivable of $139,000, reflecting a shift in the timing of shipments and payments during the first quarter of fiscal 2007, and an increase in inventories of $527,000, mainly due to the timing of receipt of inventory purchases, an increase in other current assets of $319,000, due to the addition of a license agreement in China, together with a reduction in accrued liabilities of $218,000, including $279,000 in non-recurring engineering services and $450,000 in compensation and employee benefits, reflecting a reduction in accrued employee stock purchase plan withholding as a result of the purchase in October 2006 and bonus payments, offset by an increase of $554,000 in deferred software revenue, due to new software sales during the first quarter of fiscal 2007. Contributing to cash provided by operations was a reduction in prepaid expenses and other receivables of $116,000 as well as an increase in accounts payable of $831,000, which was related to the timing of payments made.

Investing Activities. Net cash provided by investing activities was $6.1 million for the three months ended December 31, 2007, which primarily reflects the net sale of short-term investments of $6.4 million, partially offset by property and equipment purchases of $204,000 together with a $150,000 refund of a portion of the Siafu purchase price held in escrow.

Net cash used in investing activities was $3.0 million for the three months ended December 31, 2006, which primarily reflects the net purchase of short-term investments of $2.9 million and the purchase of property and equipment of $111,000, net of $41,000 in sales of property and equipment.

Financing Activities. Net cash provided by financing activities for the three months ended December 31, 2007 of $1.5 million was the aggregate of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases.

Net cash provided by financing activities for the three months ended December 31, 2006 of $271,000 was comprised of cash proceeds from the issuance of common stock under our employee stock purchase plan.

The Company’s inventory balance decreased by $241,000 to $2.5 million at December 31, 2007 as compared to $2.8 million as of September 30, 2007. The decrease in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the three months ended December 31, 2007 were 4.5 times as compared to 5.8 times for the year ended September 30, 2007. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, increased $1.4 million from September 30, 2007 to December 31, 2007.

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

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of December 31, 2007 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$2,803	$1,364	$1,332	$107	$-
Inventory purchases	2,593	2,593	-	-	-
Non-recurring engineering expense	582	582	-	-	-
Totals	$5,978	$4,539	$1,332	$107	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

Guarantees and Product Warranties

Guarantees

Agreements that we have determined to be within the scope of FIN 45 (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”) include hardware and software license warranties, indemnification arrangements with officers and directors and indemnification arrangements with customers with respect to intellectual property. To date, the Company has not incurred material costs in relation to any of the above guarantees.

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

Product Warranties

The Company warrants that under normal use and service, its hardware products are free from defects in material and workmanship, and its hardware and software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer. The warranty periods generally range from three months to one year for software and one year for hardware. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company’s policy is to provide for the estimated cost of product and service warranties based on specific warranty claims and claim history as a charge to cost of revenues. To date, the Company has not incurred significant expenses under its product or service warranties.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows, and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact of this standard on its financial position, cash flows, and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in value if interest rates fluctuate. In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and the issue is now in default. Management estimates, based on the expected cash flow to be received, that investment's value is $910,000 and considered the impairment to be other than temporary. An impairment charge of $90,000 was recorded within other expenses, net on the Statement of Operations during the three months ended December 31, 2007. A 10% change in interest rates as of December 31, 2007 would have an immaterial effect on the Company’s pre-tax earnings and the fair value of its investments.

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

    Based on management’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information that is required to be disclosed in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

    The Risk Factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 have not materially changed other than as set forth below.

Losses Or Impairments In The Value Of Our Short-Term Investments May Cause Our Financial Condition And Results To Suffer.

    We contracted with a registered investment advisor in May 2003 to manage our investments in accordance with our investment guidelines that were approved by the board of directors. Among other things, our investment guidelines stipulate that all investments must meet high credit quality standards. Our investment portfolio is reconciled and reviewed monthly, to ensure all investment guidelines are enforced. Our investment manager is also obligated to notify us of any events which might impact our investment portfolio. Despite these precautionary measures, many market and financial risks, including exposure to the current sub-prime market crisis, can have a negative impact on our investment portfolio and can result in impairment, which in turn can impact our financial condition and results.

Item 6.                      Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: February 8, 2008	By:
William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference
	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X