Form 10-Q
period 2008-03-31
HI/FN INC
filed 2008-05-08
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,883,862 as of May 1, 2008.

HI/FN, INC.

Unless the context otherwise requires, we use the terms “Hifn,” “our company,” “we,” “us” and “our” in this filing to refer to hi/fn, inc., together with its subsidiaries.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HI/FN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	March 31, 2008	September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,703	$17,049
Short-term investments	24,801	18,273
Accounts receivable, net	6,981	7,450
Inventories (finished goods)	2,817	2,784
Prepaid expenses and other current assets	1,143	1,428
Total current assets	49,445	46,984

Other receivables	164	189
Property and equipment, net	2,132	1,982
Goodwill and intangible assets, net	5,955	7,453
Other assets	2,032	2,358
Total assets	$59,728	$58,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,191	$1,467
Accrued expenses and other current liabilities	4,343	4,051
Total current liabilities	6,534	5,518

STOCKHOLDERS’ EQUITY
Common stock	15	15
Additional paid-in capital	174,042	171,573
Accumulated other comprehensive income (loss)	(6)	3
Accumulated deficit	(116,430)	(113,716)
Treasury stock, at cost	(4,427)	(4,427)
Total stockholders’ equity	53,194	53,448
Total liabilities and stockholders’ equity	$59,728	$58,966

See accompanying notes to condensed consolidated financial statements.

HI/FN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net revenues:
Processors	$8,556	$10,208	$18,541	$18,773
Software licenses and other	709	821	1,653	1,525
Total net revenues	9,265	11,029	20,194	20,298

Costs and operating expenses:
Cost of revenues – processors	2,970	3,513	6,290	6,635
Cost of revenues – software licenses and other	152	83	304	165
Research and development	3,496	3,101	7,098	7,420
Sales and marketing	2,930	2,117	5,324	3,939
General and administrative	1,275	2,658	2,997	5,100
Amortization of intangible assets	749	738	1,498	1,475
Total costs and operating expenses	11,572	12,210	23,511	24,734
Loss from operations	(2,307)	(1,181)	(3,317)	(4,436)
Interest income	375	499	837	1,004
Other expenses, net	(91)	(9)	(208)	(24)
Loss before income taxes	(2,023)	(691)	(2,688)	(3,456)
Provision for (benefit from) income taxes	11	16	26	(47)
Net loss	$(2,034)	$(707)	$(2,714)	$(3,409)

Net loss per share, basic and diluted	$(0.14)	$(0.05)	$(0.18)	$(0.24)

Weighted average shares outstanding, basic and diluted	14,859	13,973	14,818	13,960

See accompanying notes to condensed consolidated financial statements.

HI/FN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	March 31,
Six Months Ended	2008	2007

Cash flows from operating activities:
Net loss	$(2,714)	$(3,409)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	795	917
Amortization of intangible assets	1,498	1,475
Short-term investment impairment	170	-
Stock-based compensation expense	970	987
Write-down of excess and obsolete inventory	27	45
Allowance for doubtful accounts recovery	(12)	(5)
Changes in assets and liabilities:
Accounts receivable	481	(1,859)
Inventories	(60)	(259)
Prepaid expenses and other current assets	285	131
Other receivables	25	-
Other assets	22	(555)
Accounts payable	724	743
Accrued expenses and other current liabilities	442	(157)
Net cash provided by (used in) operating activities	2,653	(1,946)
Cash flows from investing activities:
Sale and maturities of short-term investments	18,493	21,973
Purchases of short-term investments	(25,200)	(16,846)
Purchases of property and equipment	(641)	(450)
Refund of escrow funds relating to Siafu acquisition	(150)	-
Net cash provided by (used in) investing activities	(7,498)	4,677
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan	1,499	287
Net cash provided by financing activities	1,499	287
Net increase (decrease) in cash and cash equivalents	(3,346)	3,018
Cash and cash equivalents at beginning of period	17,049	20,437
Cash and cash equivalents at end of period	$13,703	$23,455

See accompanying notes to condensed consolidated financial statements.

HI/FN, INC.
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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2008 and its results of operations for the three and six months ended March 31, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation.

The Company has an accumulated deficit of $116.4 million as of March 31, 2008 and has incurred a net loss of $2.0 million and $2.7 million during the three and six months ended March 31, 2008, respectively. The Company believes that its existing cash resources will fund any continued operations, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Impairment of Short-term investments

In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle, with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, Cheyne’s bankruptcy receiver declared an “insolvent event,” which means the receiver determined that Cheyne is, or is about to become, unable to pay its debts as they fall due. Subsequently, Cheyne was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $90,000 was recorded within other expenses, net in the Statement of Operations during the first quarter of fiscal 2008. During the second quarter, the investment value declined further and management estimates, based on the expected cash flow to be received, that the investment's value is $830,000 as of March 31, 2008.  Management considers the impairment to be other than temporary and an impairment charge of $80,000 was recorded within other expenses, net in the Statement of Operations. In April, 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.

Note 2 - Balance Sheet Details

	March 31, 2008	September 30, 2007
	($ in thousands)
Property and equipment:
Computer equipment	$9,091	$8,465
Furniture and fixtures	915	912
Leasehold improvements	801	789
Office equipment	906	906
	11,713	11,072
Less: accumulated depreciation and amortization	(9,581)	(9,090)
	$2,132	$1,982

Intangible assets:
Developed and core technology	$16,771	$16,771
Less: accumulated amortization	(12,241)	(10,743)
	4,530	6,028
Goodwill	1,425	1,425
	$5,955	$7,453

    The estimated future amortization expense related to intangible assets as of March 31, 2008 is as follows:

Fiscal year ending September 30,
2008 (6 months ended)	$1,498
2009	1,231
2010	643
2011	643
2012	515
Total estimated amortization	$4,530

Other assets:
Design tools and other licensed intellectual property	$4,412	$4,235
Less: accumulated amortization	(2,539)	(2,235)
	$1,873	$2,000
Refundable deposits	159	358
	$2,032	$2,358

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$420	$713
Accrued non-recurring engineering costs	586	104
Compensation and employee benefits	1,729	1,606
Deferred income and revenue	1,106	1,004
Income taxes payable	12	9
Other	490	615
	$4,343	$4,051

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

Outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share because of their anti-dilutive impact to the following periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Outstanding options to purchase common stock	3,275,018	4,217,721	3,275,018	4,217,721

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments, which are classified as available-for-sale. The components of comprehensive loss are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(2,034)	$(707)	$(2,714)	$(3,409)
Unrealized gain/(loss) on financial instruments	(10)	6	(9)	7
Comprehensive loss	$(2,044)	$(701)	$(2,723)	$(3,402)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Awards

The following table summarizes options outstanding at March 31, 2008 and related weighted average exercise prices and lives as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$0.00 - $ 4.85	480,209	7.42	$3.65	257,495	$4.36
4.90 - 5.00	118,287	0.88	4.99	118,287	4.99
5.09 - 5.10	362,111	8.45	5.10	128,269	5.10
5.11 - 5.84	334,992	8.51	5.63	120,674	5.43
5.92 - 6.13	342,217	9.04	6.08	120,277	6.11
6.21 - 6.66	385,584	6.11	6.50	222,764	6.57
6.67 - 7.95	357,362	6.74	7.15	272,780	7.25
7.99 - 10.52	391,700	6.60	9.17	309,600	9.43
10.76 - 14.98	335,385	3.96	13.18	335,385	13.18
15.99 - 69.88	167,171	2.74	25.58	167,171	25.58
0.00 - 69.88	3,275,018	6.66	$7.79	2,052,702	$9.17

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2008 represents the total intrinsic value, based on the Company’s closing stock price of $5.09 as of March 31, 2008 (the last business day for the second fiscal quarter of 2008), which would have been received by the option holders had the options been exercised as of such date.

Restricted Stock Unit Awards

The fair value of our restricted stock unit awards is determined based on the closing market price of our stock on the date of grant.  A summary of our restricted stock unit awards at March 31, 2008, is as follows:

	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2007	111,619	$6.04
RSUs Granted	137,500	5.84
RSUs Exercised	(36,619)	5.44
RSUs Forfeited/Cancelled	-	-
Balance at March 31, 2008	212,500	$6.01

During the six months ended March 31, 2008, $132,000 was recorded as compensation expense relating to restricted stock unit awards. None of the restricted stock unit awards vested during the six months ended March 31, 2008.  As of March 31, 2008, there was $894,000 of unrecognized compensation cost related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$8	$7	$15	$13
Research and development	171	122	339	291
Sales and marketing	167	63	266	121
General and administrative	191	352	350	562
Total stock-based compensation expense	$537	$544	$970	$987

    As of March 31, 2008, there was approximately $3.8 million unrecognized compensation cost, net of forfeitures, excluding $894,000 unrecognized compensation cost related to performance-based share awards related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.7 years. The Company did not capitalize any stock-based compensation cost. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

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

Our major geographic areas and their respective contribution to net revenues for the respective periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
North America:
United States	$3,771	$4,523	$8,490	$8,078
Other	162	257	278	448
Total North America	3,933	4,780	8,768	8,526
Asia:
Hong Kong	3,530	5,082	7,500	9,126
Malaysia	226	371	758	1,058
Thailand	254	150	469	180
Japan	195	213	392	490
Singapore	145	-	294	134
China	166	-	166	-
Taiwan	37	30	57	30
Korea	10	-	10	-
Total Asia	4,563	5,846	9,647	11,018
Europe and other	770	403	1,780	754
Total	$9,265	$11,029	$20,194	$20,298

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cisco Systems, Inc.	48%	58%	49%	56%
Huawei Technologies, Inc.	10%	11%	7%	13%
EMC Corporation	8%	4%	11%	3%
	66%	73%	67%	72%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of March 31, 2008, the Company had net property and equipment of $1.5 million and $648,000 in the United States and China, respectively. As of September 30, 2007, the Company had net property and equipment of $1.3 million and $726,000 in the United States and China, respectively.

Note 7 – Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarter ended March 31, 2008 and 2007 relates to the tax liability on the Company’s non-U.S. operations.

The Company has unrecognized tax benefits of approximately $2.0 million as of October 1, 2007, none of which, if recognized, would result in a reduction of the Company's effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  No interest and penalties were recognized in the Statement of Operations related to the uncertain tax positions at the date of adoption. There was no significant change to the Company’s unrecognized tax benefits during the six months ended March 31, 2008.  Over the next twelve months, the Company’s existing tax positions may continue to generate an increase in unrecognized tax benefits subject to Management’s periodic reviews of the Company’s uncertain tax positions. However, the Company does not expect the changes in unrecognized tax benefits of its tax positions, if any, will result in recognition of an uncertain tax liability.  The Company is subject to audit by the IRS and California Franchise Tax Board for all years since September 30, 1993.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Note 9 - Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161").  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for fiscal years beginning on or after November 15, 2008. In years after initial adoption, FAS 161 requires comparative disclosures only for periods subsequent to initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial position, cash flows, and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from October 1, 2008 to October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

Note 10 - Subsequent Events

On April 30, 2008 the Board of Directors approved a stock repurchase program under which Hifn may repurchase up to $8.0 million of its common stock. Under this stock repurchase program, until September 30, 2008, shares may be repurchased from time to time in the open market or through negotiated transactions. Hifn is not obligated to purchase any shares under this stock repurchase program. Subject to applicable corporate securities laws, repurchases under this stock repurchase program may be made at such times and in such amounts as Hifn’s management deems appropriate.  Purchases under this stock repurchase program can be discontinued at any time management feels additional purchases are not warranted.  Hifn intends on funding the repurchases under this stock repurchase program with existing cash resources.

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

Results for Second Fiscal Quarter

During the second quarter of fiscal 2008, our net revenues of $9.3 million represented a decrease of 15 percent from the $10.9 million in net revenues reported in the previous quarter and a decrease of 16 percent from the $11.0 million in net revenues reported in the second quarter of fiscal 2007. The decrease from the prior quarter was a result of decreases in orders from two of our primary customers, Cisco and EMC. Fluctuation in ordering patterns from our primary customers significantly affects our revenue levels from period to period.

Our expenses during the three months ended March 31, 2008 remained flat, but we did have lower research and development and general and administrative expenses due to reimbursement in legal fees relating to our patents, offset by higher expenses for sales and marketing, primarily due to increased salaries and wages and related recruitment costs due to a headcount increase.

Impairment of Short-term investments

In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle, with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, Cheyne’s bankruptcy receiver declared an “insolvent event,” which means the receiver determined that Cheyne is, or is about to become, unable to pay its debts as they fall due. Subsequently, Cheyne was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $90,000 was recorded within other expenses, net in the Statement of Operations during the first quarter of fiscal 2008. During the second quarter, the investment value declined further and management estimates, based on the expected cash flow to be received, that the investment's value is $830,000 as of March 31, 2008.  Management considers the impairment to be other than temporary and an impairment charge of $80,000 was recorded within other expenses, net in the Statement of Operations. In April, 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2007 and have not changed as of March 31, 2008, with the exception of the impact of adopting FIN 48, “Accounting for Uncertainty in Income Taxes” on October 1, 2007. This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Results of Operations

The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Processors	$8,556	$10,208	(16)%	$18,541	$18,773	(1)%
Software licenses and other	709	821	(14)%	1,653	1,525	8%
	$9,265	$11,029	(16)%	$20,194	$20,298	(1)%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	92%	93%	92%	92%
Software licenses and other	8%	7%	8%	8%
Total	100%	100%	100%	100%

Net revenues decreased by $1.8 million for the quarter ended March 31, 2008 as compared to net revenues for the quarter ended March 31, 2007. Our processor revenues decreased $1.7 million, primarily due to a decrease in chip sales, partially offset by increased DR Express card sales. Also contributing to the overall decrease in net revenues was a $112,000 decrease in revenues from software licenses and royalties, which are generally dependent upon variability in the mix and demand for and timing of customer purchases of certain of our licensed software products.

Net revenues decreased by $104,000 for the six months ended March 31, 2008 as compared to the same period in the prior year. The $232,000 decrease in our processor revenue was attributable to a decrease in orders from Cisco and Huawei, our principle end customers, partially offset by increased DR Express card sales. The average selling prices of our processors remained at relatively the same levels, but sales volume decreased during the period. Our revenues from software licenses and royalties increased by $128,000 during the period, which resulted from variability in customer demand for and timing of customer purchases of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cisco Systems, Inc.	48%	58%	49%	56%
Huawei Technologies, Inc.	10%	11%	7%	13%
EMC Corporation	8%	4%	11%	3%
	66%	73%	67%	72%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Processors	$2,970	$3,513	(15)%	$6,290	$6,635	(5)%
Software licenses and other	152	83	83%	304	165	84%
	$3,122	$3,596	(13)%	$6,954	$6,800	(3)%

	% of revenue category	% of revenue catagory	% of revenue catagory	% of revenue catagory
Processors	35%	34%	34%	35%
Software licenses and other	21%	10%	18%	11%
Total	34%	33%	33%	34%

Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased one percent for the three months ended March 31, 2008 as compared to the same period in fiscal 2007. The increase in cost of sales reflects the increase in sales of lower margin cards, partially offset by a higher proportion of high margin processer sales. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

Cost of processor revenues as a percentage of net processor revenues decreased one percentage point for the six months ended March 31, 2008 as compared to the same period in fiscal 2007. The Company’s product offerings for the six months ended March 31, 2008 included a higher proportion of high margin processors as compared to the same period in fiscal 2007. As a result, processor cost of revenues as a percentage of net revenues decreased. During the six months ended March 31, 2008 and 2007, we recovered inventories (net of write downs) of $35,000 and $74,000, respectively.

Operating Expenses

Research and Development.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Research & development expenses	$3,496	$3,101	13%	$7,098	$7,420	(3)%
As a percentage of net revenues	38%	28%		35%	37%

Research and development costs consist primarily of salaries, employee benefits, allocation of corporate expenses, rent, outside contractors and non-recurring engineering fees. Such research and development expenses increased $395,000 for the three months ended March 31, 2008 over the same period in the prior year. The increase reflects a $679,000 increase in non-recurring engineering and related costs, contingent upon the stage of development of projects, primarily due to a reduction of $420,000 in the reimbursement of certain costs under a research and development contract, a $90,000 increase in engineering materials due to the different stages of project completion together with an increase in software maintenance of $51,000 due to new additions to prepaid maintenance. These increases were partially offset by a decrease of $260,000 in salary and benefit expenses, mainly due to a reduction in headcount, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a reduction of $61,000 in building and lease expenses primarily due to an expired lease, a decrease of $24,000 in depreciation as a result of fully depreciated assets together with a reduction of $80,000 in expenses related to telephone, supplies, travel and other expenses.

Research and development costs for the six months ended March 31, 2008 decreased $322,000 compared to the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $574,000 as a result of the reduction in headcount, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease of $244,000 in professional services, primarily due to reduced consulting services, a $144,000 reduction in software maintenance due to fully amortized expenses, supplies decreased $121,000 due to the different stages of project completions, primarily due to our China operations, a decrease of $83,000 in depreciation as a result of fully depreciated assets and a $51,000 reduction in lease expenses primarily due to an expired lease. These decreases were partially offset by a $650,000 increase in non-recurring engineering, which includes a partial reimbursement of certain costs under an R&D contract, an increase of $115,000 in supplies and miscellaneous expenses primarily due to low value equipment additions, a $67,000 increase in recruiting costs, and a $63,000 increase in telephone, travel and other expenses.

Sales and Marketing.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Sales & marketing expenses	$2,930	$2,117	38%	$5,324	$3,939	35%
As a percentage of net revenues	32%	19%		26%	19%

Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and support personnel as well as consulting, advertising, promotion and allocation of corporate expenses, rent and others. Such expenses increased $813,000 for the three months ended March 31, 2008 over the same period in the prior year. The increase reflects an increase in salaries and benefits of $602,000, due to higher average salary rates in connection with employee performance reviews in October 2007, together with an increase in average headcount and includes an increase of $104,000 in stock-based compensation expenses primarily relating to the Siafu acquisition, an increase of $94,000 in recruiting costs, an increase of $52,000 in supplies and telephone expenses primarily due to low value equipment additions relating to the Siafu acquisition, an increase of $31,000 in travel and entertainment expenses due to increased costs and the timing of sales conferences, an increase of $26,000 in advertising and tradeshows as a result of the timing of tradeshows and increased marketing activities together with an increase of $85,000 in miscellaneous and other expenses of which $45,000 relates to seminars. The increase was partially offset by a reduction of $77,000 in sales representative commissions due to lower sales.

Sales and marketing expenses increased $1.4 million during the six months ended March 31, 2008 as compared to the same period in the prior year. The increase primarily relates to a $775,000 increase in salaries and benefits, due to higher average salary rates in connection with employee performance reviews in October 2007, together with an increase in average headcount and includes an increase of $146,000 in stock-based compensation expenses primarily relating to the Siafu acquisition, an increase of $110,000 in professional services due to increased marketing and branding related services, an increase of $108,000 in advertising and tradeshows as a result of the timing of tradeshows together with increased marketing activities, an increase of $94,000 in recruiting costs, an increase of $77,000 in supplies and telephone expenses primarily due to low value equipment additions relating to the Siafu acquisition, an increase of $65,000 in travel and entertainment expenses due to increased cost and the timing of sales conferences, an increase of $25,000 in sales representative commissions due to changes in the mix of sales made through sales representatives and an increase of $131,000 in miscellaneous and other expenses of which $74,000 relates to seminars.

General and Administrative.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
General & administrative expenses	$1,275	$2,658	(52)%	$2,997	$5,100	(41)%
As a percentage of net revenues	14%	24%		15%	25%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses decreased $1.4 million for the three months ended March 31, 2008 over the same period in the prior year. The decrease reflects decreases in salaries and benefits of $302,000 primarily due to lower executive bonuses and stock-based compensation expense in the current quarter, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease in professional services for legal counsel and consulting of $870,000 primarily due to strategic planning completed during the first half of fiscal 2007 together with a reimbursement of $505,000 in patent related legal expenses, a decrease of $54,000 in depreciation, travel and telephone expenses, a decrease of $36,000 in building expenses mainly due to an expired lease in the prior quarter together with a decrease of $121,000 in miscellaneous expenses primarily due to a $75,000 reduction in recruiting costs associated with the transition in leadership in fiscal 2007.

General and administrative expenses decreased $2.1 million during the six months ended March 31, 2008 as compared to the same period in the prior year. The decrease primarily relates to a decrease in salary and benefit expenses of $704,000 mainly due to costs associated with the transition in leadership in fiscal 2007 and lower executive bonuses and stock-based compensation expense, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease in professional services for legal counsel and consulting of $1.1 million primarily due to strategic planning completed during the first half of fiscal 2007 together with a reimbursement of $505,000 in patent related legal expenses, a decrease in building expenses of $86,000 mainly due to an expired lease in the prior quarter, a decrease of $22,000 in depreciation, travel and telephone expenses together with a decrease of $179,000 in miscellaneous expenses primarily due to a $150,000 reduction in recruiting costs associated with the transition in leadership in fiscal 2007.

Amortization of Intangibles.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Amoritzation of intangibles	$749	$738	1%	$1,498	$1,475	2%
As a percentage of net revenues	8%	7%		7%	7%

Amortization of intangibles relates to acquired technology and patents. Amortization of intangibles increased $11,000 for the three months ended March 31, 2008 over the same period in the prior year, mainly as a result of the Siafu acquisition, partially offset by the full amortization of previously capitalized intangible assets.

Amortization of intangibles increased $23,000 for the six months ended March 31, 2008 over the same period in the prior year, mainly as a result of the Siafu acquisition, partially offset by the full amortization of previously capitalized intangible assets.

Interest Income and Other Expenses, net.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Interest income & other expenses, net	$284	$490	(41)%	$629	$980	(36)%
As a percentage of net revenues	3%	4%		3%	5%

Interest income and other expenses, net, decreased $206,000 during the three months ended March 31, 2008 and $351,000 during the six months ended March 31, 2008 as compared to the same periods in the prior fiscal year. The decreases were primarily the result of lower interest rates and an investment impairment, relating to our investment in asset backed commercial paper with Cheyne Finance PLC, of $80,000 and $170,000 for the three months and six months ended March 31, 2008, respectively.

Income Taxes.

	Three Months Ended March 31,		Year-over- Year Change	Six Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Provision for (benefit from) income taxes	$11	$16	(31)%	$26	$(47)	155%
As a percentage of net revenues	0%	0%		0%	0%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes for the three and six months ended March 31, 2008 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	March 31,
Six Months Ended	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$2,653	$(1,946)
Net cash provided by (used in) investing activities	(7,498)	4,677
Net cash provided by financing activities	1,499	287
Net increase (decrease) in cash and cash equivalents	$(3,346)	$3,018

Operating Activities. Net cash provided by operating activities was $2.7 million for the six months ended March 31, 2008 resulting from a net loss during the period of $2.7 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $795,000, amortization of intangibles relating to acquired technologies of $1.5 million, stock-based compensation expenses of $970,000, an investment impairment of $170,000 and a reserve for excess and obsolete inventory of $27,000. Contributing to cash provided by operations was a decrease in accounts receivable of $481,000, reflecting a shift in the timing of shipments and payments during the first two quarters of fiscal 2008, a reduction in prepaid expenses of $285,000, which was related to the timing of payments made, a decrease in other receivables of $25,000, a decrease in other current assets of $22,000, due to receipt of a refundable deposit, partially offset by new additions to other current assets, an increase in accounts payable of $724,000 and an increase in accrued liabilities of $442,000, including an increase of $102,000 in deferred revenues, a $122,000 increase in accrued compensation and employee benefits, primarily due to increase bonus and vacation accruals, an increase of $483,000 in non-recurring engineering services and an increase of $28,000 in other liabilities partially offset by sub-lease amortizations of $293,000. These positive cash flows were partially offset by an increase in inventories of $60,000 and include $62,000 in recoveries from previously written off inventory sold during the first two quarters.

Net cash used in operating activities was $1.9 million for the six months ended March 31, 2007 resulting from a net loss during the period of $3.4 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $917,000, amortization of intangibles related to acquired technologies of $1.5 million, stock-based compensation expenses of $987,000, write-offs for excess and obsolete inventory of $45,000 and a decrease in the allowance for bad debts of $5,000. These non-cash expenses were offset by an increase in accounts receivable of $1.9 million, reflecting a shift in the timing of shipments and collections during the second quarter of fiscal 2007, and an increase in inventories of $259,000, net of $119,000 in recoveries from written off inventory subsequently sold, mainly due to the timing of receipt of inventory purchases, an increase in other current assets of $555,000, due to the addition of  short-term software license agreements in China, together with a reduction in accrued liabilities of $157,000. Contributing to cash provided by operations was a reduction in prepaid expenses of $131,000 as well as an increase in accounts payable of $743,000, which was related to the timing of payments made.

    Investing Activities. Net cash used in investing activities was $7.5 million for the six months ended March 31, 2008, which primarily reflects the net purchases of short-term investments of $6.7 million, property and equipment purchases of $641,000 together with a $150,000 refund of a portion of the Siafu purchase price held in escrow.

    Net cash provided by investing activities was $4.7 million for the six months ended March 31, 2007, which primarily reflects the net sale of short-term investments of $5.1 million, offset by the purchase of property and equipment of $450,000, net of $41,000 in sales of property and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended March 31, 2008 of $1.5 million was the aggregate of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $199,000.

    Net cash provided by financing activities for the six months ended March 31, 2007 of $287,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $271,000.

The Company’s inventory balance increased by $33,000 as compared to September 30, 2007 and remained at $2.8 million for the quarter ended March 31, 2008. The increase in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the six months ended March 31, 2008 were 4.4 times as compared to 5.8 times for the year ended September 30, 2007. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, decreased $469,000 during the six months ending March 31, 2008 as compared to September 30, 2007.

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

The Company reviews its investment guidelines regularly to ensure proper control over investment objectives, maturity, eligible investments, concentration and credit quality. Any investments that are down graded below our investment guidelines are immediately investigated by management to ensure proper disposal of the investment. As a result of the other that temporary impairment of $170,000 (over the last six months) our investment policy now, independent of its credit rating, prohibits investments in structured investment vehicles (“SIV’s”), investments directly exposed to sub prime mortgages and extendable asset backed commercial paper (“ABCP”). Despite these precautionary measures, many market and financial risks can have a negative impact on our investment portfolio and can result in impairment, which in turn can impact our financial condition and results of operations.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of March 31, 2008 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$2,506	$1,410	$1,018	$78	$-
Inventory purchases	3,095	3,095	-	-	-
Non-recurring engineering expense	586	586	-	-	-
Totals	$6,187	$5,091	$1,018	$78	$-

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161").  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for fiscal years beginning on or after November 15, 2008. In years after initial adoption, FAS 161 requires comparative disclosures only for periods subsequent to initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial position, cash flows, and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from October 1, 2008 to October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in value if interest rates fluctuate. In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $90,000 was recorded within other expenses, net in the Statement of Operations during the first quarter of fiscal 2008. During the second quarter, the investment value declined further and management estimates, based on the expected cash flow to be received, that the investment's value is $830,000 and considered the impairment to be other than temporary and an impairment charge of $80,000 was recorded within other expenses, net in the Statement of Operations. On April 14, 2008, we received a cash payment of $186,000 representing our share of the remaining cash in the Cheyne portfolio and management expects the balance to be resolved within the next two quarters.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The Risk Factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 have not materially changed other than as set forth below.

Losses Or Impairments In The Value Of Our Short-Term Investments May Cause Our Financial Condition And Results To Suffer.

Our investment portfolio consists of commercial paper, agency discount notes and corporate obligations. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the market price declines, we may recognize in earnings the decline in fair value of our investments below the cost basis if the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 4.                      Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on February 21, 2008.  At the meeting, the following proposals received the votes listed below:

    Proposal I:  Election of two (2) Class III Directors for three-year terms expiring 2011.

	Votes for:	Votes withheld:
Albert E. Sisto	11,031,882	142,206
Douglas L. Whiting	10,576,821	597,267

    The Company’s Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for Class I directors (Thomas J. Lawrence and Richard M. Noling) will expire at the meeting of stockholders to be held in 2009. The terms for Class II directors (Taher Elgamal and Robert W. Johnson) will expire at the meeting of stockholders to be held in 2010.

    Proposal II: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent  registered public accounting firm of the Company for the fiscal year ending September 30, 2008.

Votes for:	11,059,389
Votes against:	111,884
Abstentions:	2,814

    Proposal III: Approval and ratification of an amendment to the amended and restated 1998 Employee Stock Purchase Plan to extend the term by five years, from December 16, 2008 to December 16, 2013.

Votes for:	6,806,617
Votes against:	149,315
Abstentions:	5,842

Item 6.                      Exhibits

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc.
(Registrant)

Date: May 8, 2008	By: /s/ William R. Walker
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X