Form 10-Q/A
period 2008-03-31
HI/FN INC
filed 2008-05-29
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,883,862 as of May 1, 2008.

PART II.	OTHER INFORMATION
Item 6.	Exhibits
Signatures
Index to Exhibits
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed on May 5, 2008 (“Original Filing”). The Registrant is filing this Amendment for the sole purpose of filing an additional exhibit.  That exhibit consists of the hi/fn, inc. Amended and Restated 1998 Employee Stock Purchase Plan, as amended on February 21, 2008.

This Amendment continues to speak as of the date of the Original Filing, as we have not updated the disclosures contained in the Original Filing to reflect any events that occurred at a later date, other than the updating of the exhibits to include updated Certifications of our Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	hi/fn, inc. Amended and Restated 1998 Employee Stock Purchase Plan, as amended on Febuary 21, 2008					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc.
(Registrant)

Date: May 28, 2008	By: /s/ William R. Walker
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	hi/fn, inc. Amended and Restated 1998 Employee Stock Purchase Plan, as amended on Febuary 21, 2008					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X