Form 10-Q
period 2008-06-30
HI/FN INC
filed 2008-08-01
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

YES ☐  NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,731,313 as of July 24, 2008.

HI/FN, INC.

Unless the context otherwise requires, we use the terms “Hifn,” “our company,” “we,” “us” and “our” in this filing to refer to hi/fn, inc., together with its subsidiaries.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HI/FN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	June 30, 2008	September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,128	$17,049
Short-term investments	19,824	18,273
Accounts receivable, net	6,891	7,450
Inventories (finished goods)	2,760	2,784
Prepaid expenses and other current assets	1,682	1,428
Total current assets	47,285	46,984

Other receivables	154	189
Property and equipment, net	1,987	1,982
Intangible assets, net	3,781	6,028
Goodwill	1,425	1,425
Other assets	2,255	2,358
Total assets	$56,887	$58,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,679	$1,467
Accrued expenses and other current liabilities	4,174	4,051
Total current liabilities	5,853	5,518

STOCKHOLDERS’ EQUITY
Common stock	15	15
Additional paid-in capital	174,690	171,573
Accumulated other comprehensive income (loss)	(16)	3
Accumulated deficit	(118,319)	(113,716)
Treasury stock, at cost	(5,336)	(4,427)
Total stockholders’ equity	51,034	53,448
Total liabilities and stockholders’ equity	$56,887	$58,966

See accompanying notes to condensed consolidated financial statements.

HI/FN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net revenues:
Processors	$9,660	$11,046	$28,201	$29,819
Software licenses and other	560	625	2,213	2,150
Total net revenues	10,220	11,671	30,414	31,969

Costs and operating expenses:
Cost of revenues – processors	3,517	3,882	9,807	10,517
Cost of revenues – software licenses and other	152	82	456	247
Research and development	3,140	2,916	10,238	10,336
Sales and marketing	2,678	2,097	8,002	6,036
General and administrative	1,816	1,940	4,813	7,040
Amortization of intangible assets	749	737	2,247	2,212
Total costs and operating expenses	12,052	11,654	35,563	36,388
Income (loss) from operations	(1,832)	17	(5,149)	(4,419)
Interest income	290	508	1,127	1,512
Other expenses, net	(247)	(19)	(455)	(43)
Income (loss) before income taxes	(1,789)	506	(4,477)	(2,950)
Provision for income taxes	100	222	126	175
Net income (loss)	$(1,889)	$284	$(4,603)	$(3,125)

Net income (loss) per share
- Basic	$(0.13)	$0.02	$(0.31)	$(0.22)
- Diluted	$(0.13)	$0.02	$(0.31)	$(0.22)

Weighted average shares outstanding, basic and diluted
- Basic	14,848	14,109	14,828	14,010
- Diluted	14,848	14,398	14,828	14,010

See accompanying notes to condensed consolidated financial statements.

HI/FN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	June 30,
Nine Months Ended	2008	2007

Cash flows from operating activities:
Net loss	$(4,603)	$(3,125)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,214	1,342
Amortization of intangible assets	2,247	2,212
Short-term investment impairment	382	-
Stock-based compensation expense	1,380	1,749
Write-down of excess and obsolete inventory	115	54
Allowance for (recovery of) doubtful accounts	(16)	7
Changes in assets and liabilities:
Accounts receivable	575	(818)
Inventories	(91)	(1,487)
Prepaid expenses and other current assets	(324)	110
Other receivables	105	-
Other assets	(373)	(836)
Accounts payable	212	478
Accrued expenses and other current liabilities	273	(1,201)
Net cash provided by (used in) operating activities	1,096	(1,515)
Cash flows from investing activities:
Sale and maturities of short-term investments	33,860	28,691
Purchases of short-term investments	(35,812)	(28,427)
Purchases of property and equipment	(743)	(513)
Release of escrow funds relating to Siafu acquisition	(150)	-
Net cash used in investing activities	(2,845)	(249)
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan	1,737	887
Repurchase of common stock	(909)	(174)
Net cash provided by financing activities	828	713
Net decrease in cash and cash equivalents	(921)	(1,051)
Cash and cash equivalents at beginning of period	17,049	20,437
Cash and cash equivalents at end of period	$16,128	$19,386

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 30, 2008 and its results of operations for the three and nine months ended June 30, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation.

The Company has an accumulated deficit of $118.3 million as of June 30, 2008 and incurred a net loss of $1.9 million and $4.6 million during the three and nine months ended June 30, 2008, respectively. The Company believes that its existing cash resources will fund any continued operations, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Impairment of Short-term investments

    In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle, with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, Cheyne’s bankruptcy receiver declared an “insolvent event,” which means the receiver determined that Cheyne is, or is about to become, unable to pay its debts as they fall due. Subsequently, Cheyne was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $170,000 was recorded within other expenses, net in the Statement of Operations during the first six months of fiscal 2008. In April 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.  In July 2008, we received a preliminary cash offer of approximately $432,000 for the remaining balance of the investment, which resulted in an estimated additional impairment of $212,000 for the quarter ended June 30, 2008. Management considers the impairment to be other than temporary and an impairment charge of $212,000 was recorded within other expenses, net in the Statement of Operations. In July 2008, we received a partial cash payment of $377,000 representing our portion of the proceeds from the auction held on July 17, 2008. Accordingly, the investment balance was reduced to $55,000, which management believes is realizable.

Note 2 - Balance Sheet Details

	June 30, 2008	September 30, 2007
	($ in thousands)
Property and equipment:
Computer equipment	$9,192	$8,465
Furniture and fixtures	914	912
Leasehold improvements	792	789
Office equipment	908	906
	11,806	11,072
Less: accumulated depreciation and amortization	(9,819)	(9,090)
	$1,987	$1,982

Intangible assets:
Developed and core technology	$16,771	$16,771
Less: accumulated amortization	(12,990)	(10,743)
	3,781	6,028
Goodwill	1,425	1,425
	$5,206	$7,453

The estimated future amortization expense related to intangible assets as of June 30, 2008 is as follows:

Fiscal year ending September 30,
2008 (3 months ended)	$749
2009	1,231
2010	643
2011	643
2012	515
Total estimated amortization	$3,781

Other assets:
Design tools and other licensed intellectual property	$4,790	$4,235
Less: accumulated amortization	(2,711)	(2,235)
	$2,079	$2,000
Refundable deposits	176	358
	$2,255	$2,358

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$429	$713
Accrued non-recurring engineering costs	993	104
Compensation and employee benefits	1,656	1,606
Deferred income and revenue	769	1,004
Income taxes payable	13	9
Other	314	615
	$4,174	$4,051

Note 3 - Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares that were outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding for the period. Potentially dilutive shares consist of incremental common shares issuable upon the exercise of stock options, using the treasury method, and are excluded from the calculation of diluted earnings (loss) per share if anti-dilutive.

Outstanding options to purchase shares of common stock were excluded from the computation of diluted income (loss) per share because of their anti-dilutive impact to the following periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Outstanding options to purchase common stock	3,252,263	2,820,610	3,252,263	4,206,478

Note 4 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments, which are classified as available-for-sale. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(1,889)	$284	$(4,603)	$(3,125)
Unrealized gain/(loss) on financial instruments	(10)	(6)	(19)	1
Comprehensive income (loss)	$(1,899)	$278	$(4,622)	$(3,124)

Note 5 – Employee Stock Benefit Plans

Employee Stock Option Awards

The following table summarizes options outstanding at June 30, 2008 and related weighted average exercise prices and lives as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$0.00 - $ 4.85	506,209	7.32	$3.69	276,714	$4.39
4.90 - 5.00	123,287	1.00	4.99	118,339	4.99
5.09 - 5.10	354,143	8.29	5.10	144,690	5.10
5.11 - 5.84	343,888	8.33	5.62	128,054	5.45
5.92 - 6.13	340,320	8.70	6.08	158,316	6.11
6.21 - 6.66	382,043	5.91	6.50	241,465	6.56
6.71 - 7.95	349,617	6.63	7.15	277,100	7.23
7.99 - 10.52	368,200	6.57	9.18	293,600	9.45
10.76 - 14.98	325,385	3.72	13.13	325,385	13.13
15.99 - 69.88	159,171	2.62	26.02	159,171	26.02
$0.00 - $ 69.88	3,252,263	6.52	$7.71	2,122,834	$8.94

Restricted Stock Unit Awards

The fair value of our restricted stock unit awards is determined based on the closing market price of our stock on the date of grant.  A summary of our restricted stock unit awards at June 30, 2008, is as follows:

	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2007	111,619	$6.04
RSUs Granted	137,500	5.84
RSUs Exercised	(36,619)	5.44
RSUs Forfeited/Cancelled	-	-
Balance at June 30, 2008	212,500	$6.01

During the nine months ended June 30, 2008, $127,000, net of reversal of previously recognized expense, was recorded as compensation expense relating to restricted stock unit awards. None of the restricted stock unit awards vested during the nine months ended June 30, 2008.  As of June 30, 2008, there was $461,000 of unrecognized compensation cost relating to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.7 years.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$7	$12	$22	$25
Research and development	165	397	504	688
Sales and marketing	141	73	407	194
General and administrative	97	280	447	842
Total stock-based compensation expense	$410	$762	$1,380	$1,749

As of June 30, 2008, there was approximately $3.5 million unrecognized compensation cost, net of forfeitures, excluding $461,000 unrecognized compensation cost related to performance-based share awards related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.5 years. The Company has not capitalized any stock-based compensation cost. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Note 6 – Stockholders’ Equity

Stock Repurchase Program

On April 30, 2008 the Board of Directors approved a stock repurchase program under which Hifn may repurchase up to $8.0 million of its common stock. Under this stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions. The stock repurchase program expires on September 30, 2008. Hifn is not obligated to make any additional repurchases under this stock repurchase program and may discontinue the repurchase program at any time.

Hifn intends to use existing cash resources to fund repurchases under this stock repurchase program. As of June 30, 2008, 191,742 shares of Hifn’s common stock were repurchased at an average price of $4.74 and an aggregate fair market value of $909,000.

Note 7 – Segment and Geographic Information

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

Our major geographic areas and their respective contribution to net revenues for the respective periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
North America:
United States	$4,610	$4,643	$13,100	$12,720
Other	399	213	677	662
Total North America	5,009	4,856	13,777	13,382
Asia:
Hong Kong	3,695	5,164	11,195	14,290
Malaysia	165	206	923	1,263
Thailand	251	309	720	489
Japan	262	425	655	915
Singapore	62	90	356	224
China	10	-	175	-
Taiwan	50	15	107	45
Korea	-	13	10	13
Total Asia	4,495	6,222	14,141	17,239
Europe and other	716	593	2,496	1,348
Total	$10,220	$11,671	$30,414	$31,969

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cisco Systems, Inc. and its contract manufacturers	49%	47%	49%	52%
Huawei Technologies, Inc.	10%	12%	8%	13%
EMC Corporation	10%	7%	10%	4%
	69%	66%	67%	69%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of June 30, 2008, the Company had net property and equipment of $1.4 million and $616,000 in the United States and China, respectively. As of September 30, 2007, the Company had net property and equipment of $1.3 million and $726,000 in the United States and China, respectively.

Note 8 – Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  The provision for income taxes for the quarter ended June 30, 2008 and 2007 relates to the tax liability on the Company’s non-U.S. operations.

The Company has unrecognized tax benefits of approximately $2.0 million as of October 1, 2007, none of which, if recognized, would result in a reduction of the Company's effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  No interest and penalties were recognized in the Statement of Operations related to the uncertain tax positions. There was no significant change to the Company’s unrecognized tax benefits during the nine months ended June 30, 2008.  Over the next twelve months, the Company’s existing tax positions may continue to generate an increase in unrecognized tax benefits subject to management’s periodic reviews of the Company’s uncertain tax positions. However, the Company does not expect the changes in unrecognized tax benefits of its tax positions, if any, will result in recognition of an uncertain tax liability.  The Company is subject to audit by the IRS and California Franchise Tax Board for all years since September 30, 1993.

Note 9 – Guarantees and Product Warranties

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Note 10 - Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payments awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position, cash flows, and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 141(R) on its financial position, cash flows, and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact, if any, of this standard on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial position, cash flows, and results of operations.

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

Hifn encryption and compression processors allow network and storage equipment vendors to add and accelerate security and data reduction functions in their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles storage capacity, saving them power, physical space, and operational and capital expenses.

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

Results for Third Fiscal Quarter

During the third quarter of fiscal 2008, our net revenues of $10.2 million represented an increase of 10 percent from the $9.3 million in net revenues reported in the previous quarter and a decrease of 12 percent from the $11.7 million in net revenues reported in the third quarter of fiscal 2007. The increase from the prior quarter was a result of increases in orders from two of our primary customers, Cisco and EMC. Fluctuation in ordering patterns from our primary customers significantly affects our revenue levels from period to period.

Our expenses during the three months ended June 30, 2008 remained flat in aggregate. Research and development was lower primarily due to the reimbursement of certain costs under a research and development contract, sales and  marketing was lower primarily due to salaries and wages and related costs, offset by an increase in general and administrative expenses due to prior quarter reimbursement in legal fees relating to our patents.

Impairment of Short-term investments

In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle, with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Since the date of the purchase, Cheyne has declared insolvency and entered receivership. In October 2007, Cheyne’s bankruptcy receiver declared an “insolvent event,” which means the receiver determined that Cheyne is, or is about to become, unable to pay its debts as they fall due. Subsequently, Cheyne was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $170,000 was recorded within other expenses, net in the Statement of Operations during the first six months of fiscal 2008. In April 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.  In July 2008, we received a preliminary cash offer of approximately $432,000 for the remaining balance of the investment, which resulted in an estimated additional impairment of $212,000 for the quarter ended June 30, 2008. Management considers the impairment to be other than temporary and an impairment charge of $212,000 was recorded within other expenses, net in the Statement of Operations. In July 2008, we received a partial cash payment of $377,000 representing our portion of the proceeds from the auction held on July 17, 2008. Accordingly, the investment balance was reduced to $55,000, which management believes is realizable.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2007 and have not changed as of June 30, 2008, with the exception of the impact of adopting FIN 48, “Accounting for Uncertainty in Income Taxes” on October 1, 2007. This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

Results of Operations

The following table sets forth the percentage relationship of certain items to the Company’s net revenues during the periods shown:

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Processors	$9,660	$11,046	(13)%	$28,201	$29,819	(5)%
Software licenses and other	560	625	(10)%	2,213	2,150	3%
	$10,220	$11,671	(12)%	$30,414	$31,969	(5)%

	% of net revenues	% of net revenues	% of net revenues	% of net revenues
Processors	95%	95%	93%	93%
Software licenses and other	5%	5%	7%	7%
Total	100%	100%	100%	100%

Net revenues decreased by $1.5 million for the quarter ended June 30, 2008 as compared to net revenues for the quarter ended June 30, 2007. Our processor revenues decreased $1.4 million, primarily due to a decrease in processor sales, partially offset by increased card sales. Also contributing to the overall decrease in net revenues was a $65,000 decrease in revenues from software licenses and royalties, which are generally dependent upon variability in the mix and demand for and timing of customer purchases of certain of our licensed software products.

Net revenues decreased by $1.6 million for the nine months ended June 30, 2008 as compared to the same period in the prior year. The $1.6 million decrease in our processor revenue was attributable to a decrease in orders from Cisco and Huawei, our principle end customers, partially offset by increased card sales. The average selling prices of our processors remained at relatively the same levels, but sales volume decreased five percent during the period. Our revenues from software licenses and royalties increased by $63,000 during the period, which resulted from variability in customer demand for and timing of customer purchases of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cisco Systems, Inc. and its contract manufacturers	49%	47%	49%	52%
Huawei Technologies, Inc.	10%	12%	8%	13%
EMC Corporation	10%	7%	10%	4%
	69%	66%	67%	69%

Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Processors	$3,517	$3,882	(9)%	$9,807	$10,517	(7)%
Software licenses and other	152	82	85%	456	247	85%
	$3,669	$3,964	(7)%	$10,263	$10,764	(5)%

	% of revenue category	% of revenue catagory	% of revenue catagory	% of revenue catagory
Processors	36%	35%	35%	35%
Software licenses and other	27%	13%	21%	11%
Total	36%	34%	34%	34%

Cost of revenues consists primarily of cost of semiconductors which were manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues increased one percent for the three months ended June 30, 2008 as compared to the same period in fiscal 2007. The increase in cost of sales reflects the increase in sales of lower margin cards and a $51,000 increase in reserves for obsolescence, partially offset by a higher proportion of high margin processer sales. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

Cost of processor revenues as a percentage of net processor revenues remained flat at 35 percent for the nine months ended June 30, 2008 as compared to the same period in fiscal 2007. The Company’s product offerings for the nine months ended June 30, 2008 included a higher proportion of lower margin board sales, offset by higher margin processor sales as compared to the same period in fiscal 2007. As a result, processor cost of revenues as a percentage of net revenues remained flat. During the nine months ended June 30, 2008, we wrote down $11,000 for excess and obsolete inventories (net of recoveries). During the nine months ended June 30, 2007, we recorded, as a benefit to cost of sales, $80,000 (net of write downs) for the sales of excess and obsolete inventory previously written down.

Operating Expenses

Research and Development.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Research & development expenses	$3,140	$2,916	8%	$10,238	$10,336	(1)%
As a percentage of net revenues	31%	25%		34%	32%

Research and development expenses consist primarily of salaries, employee benefits, allocation of corporate expenses, rent, outside contractors and non-recurring engineering fees. Such research and development expenses increased $224,000 for the three months ended June 30, 2008 over the same period in the prior year. The increase reflects a $282,000 increase in non-recurring engineering and related costs, which includes a partial reimbursement of certain costs under a research and development contract aggregating $840,000 and an increase of $15,000 in expenses related to telephone, supplies, travel and other expenses. These increases were partially offset by a decrease of $208,000 in salary and benefit expenses, mainly due to a $231,000 decrease in stock-based compensation expenses, partially offset by higher average salary rates in connection with employee performance reviews in October 2007 and a reduction of $40,000 in building and lease expenses primarily due to an expired lease.

Research and development expenses for the nine months ended June 30, 2008 decreased $98,000 compared to the same period in the prior year. The decrease reflects decreases in expenses related to salaries and benefits of $781,000 as a result of a reduction in headcount and stock-based compensation expenses, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease of $302,000 in professional services, primarily due to reduced consulting services, a $129,000 reduction in software maintenance due to fully amortized expenses, a decrease of $88,000 in depreciation as a result of fully depreciated assets and a $90,000 reduction in lease expenses primarily due to an expired lease. These decreases were partially offset by a $932,000 increase in non-recurring engineering, which includes a partial reimbursement of certain costs under a research and development contract aggregating $1.8 million, an increase of $126,000 in supplies and miscellaneous expenses primarily due to low value equipment additions, a $94,000 increase in telephone, travel and other expenses, an $86,000 increase in recruiting costs and a $54,000 increase in supplies due to the different stages of project completions.

Sales and Marketing.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Sales & marketing expenses	$2,678	$2,097	28%	$8,002	$6,036	33%
As a percentage of net revenues	26%	18%		26%	19%

Sales and marketing expenses consist primarily of salaries, commissions and benefits for sales, marketing and support personnel as well as consulting, advertising, promotion and allocation of corporate expenses, rent and others. Such expenses increased $581,000 for the three months ended June 30, 2008 over the same period in the prior year. The increase reflects an increase in salaries and benefits of $343,000, due to higher average salary rates in connection with employee performance reviews in October 2007, together with an increase in average headcount and includes an increase of $68,000 in stock-based compensation expenses primarily relating to the Siafu acquisition, an increase of $113,000 in miscellaneous and other expenses of which $71,000 relates to seminars and $18,000 relates to recruiting costs, an increase of $79,000 in travel and entertainment expenses due to increased traveling costs and marketing activities, an increase of $38,000 in advertising and tradeshows as a result of the timing of tradeshows and increased marketing activities and an increase of $21,000 in supplies and telephone expenses. The increase was partially offset by a reduction of $13,000 in sales representative commissions due to changes in the mix of sales made through sales representatives.

Sales and marketing expenses increased $2.0 million during the nine months ended June 30, 2008 as compared to the same period in the prior year. The increase primarily relates to a $1.1 million increase in salaries and benefits, due to higher average salary rates in connection with employee performance reviews in October 2007, together with an increase in average headcount and includes an increase of $215,000 in stock-based compensation expenses primarily relating to the Siafu acquisition, an increase of $232,000 in miscellaneous and other expenses of which $145,000 relates to seminars, an increase of $146,000 in advertising and tradeshows as a result of the timing of tradeshows together with increased marketing activities, an increase of $144,000 in travel and entertainment expenses due to increased traveling costs and marketing activities together with timing of sales conferences, an increase of $111,000 in recruiting costs relating to the extension of our sales force, an increase of $104,000 in professional services due to increased marketing and branding related services, an increase of $101,000 in supplies and telephone expenses primarily due to low value equipment additions relating to the Siafu acquisition and an increase of $12,000 in sales representative commissions due to changes in the mix of sales made through sales representatives.

General and Administrative.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
General & administrative expenses	$1,816	$1,940	(6)%	$4,813	$7,040	(32)%
As a percentage of net revenues	18%	17%		16%	22%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses decreased $124,000 for the three months ended June 30, 2008 over the same period in the prior year. The decrease reflects decreases in salaries and benefits of $226,000 primarily due to lower executive bonuses and stock-based compensation expense of $93,000 and $183,000, respectively, partially offset by higher average salary rates in connection with employee performance reviews in October 2007 and a decrease of $45,000 in depreciation, travel and telephone expenses. The decrease was partially offset by an increase in building expenses of $105,000 mainly due to a reduction in estimated sublease income associated with the closure of our Carlsbad, CA facility and an expired lease, with associated sublease amortization, an increase in professional services of $32,000 and an increase of $10,000 in miscellaneous expenses.

General and administrative expenses decreased $2.2 million during the nine months ended June 30, 2008 as compared to the same period in the prior year. The decrease primarily relates to a decrease in salary and benefit expenses of $930,000 mainly due to costs associated with the transition in leadership in fiscal 2007 and lower executive bonuses and stock-based compensation expense of $290,000 and $395,000, respectively, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease in professional services and consulting of $1.1 million primarily due to strategic planning completed during the first half of fiscal 2007 together with a reimbursement of $505,000 in patent related legal expenses, a decrease of $169,000 in miscellaneous expenses primarily due to a reduction in recruiting costs associated with the transition in leadership in fiscal 2007 and a decrease of $66,000 in depreciation, travel and telephone expenses primarily due to reduced travel. The decrease was partially offset by an increase in building expenses of $19,000 mainly due to a reduction in estimated sublease income associated with the closure of our Carlsbad, CA facility and an expired lease, with associated sublease amortization, during the first quarter of fiscal 2008.

Amortization of Intangibles.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Amortization of intangibles	$749	$737	2%	$2,247	$2,212	2%
As a percentage of net revenues	7%	6%		7%	7%

Amortization of intangibles relates to acquired technology and patents. Amortization of intangibles increased $12,000 for the three months ended June 30, 2008 over the same period in the prior year, mainly as a result of the Siafu acquisition, partially offset by the full amortization of previously capitalized intangible assets.

Amortization of intangibles increased $35,000 for the nine months ended June 30, 2008 over the same period in the prior year, mainly as a result of the Siafu acquisition, partially offset by the full amortization of previously capitalized intangible assets.

Interest Income and Other Expenses, net.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Interest income & other expenses, net	$43	$489	(91)%	$672	$1,469	(54)%
As a percentage of net revenues	0%	4%		2%	5%

Interest income and other expenses, net, decreased $446,000 during the three months ended June 30, 2008 and $797,000 during the nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year. The decreases were primarily the result of lower interest rates and an investment impairment, relating to our investment in asset backed commercial paper with Cheyne Finance PLC, of $212,000 and $382,000 for the three months and nine months ended June 30, 2008, respectively.

Income Taxes.

	Three Months Ended June 30,		Year-over- Year Change	Nine Months Ended June 30,		Year-over- Year Change
(dollars in thousands)	2008	2007		2008	2007
Provision for income taxes	$100	$222	(55)%	$126	$175	(28)%
As a percentage of net revenues	1%	2%		0%	1%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. Prior to fiscal 2003, we recorded a full valuation allowance for our deferred tax assets. In fiscal 2003, we recognized a tax benefit of $1.8 million related to carry back of net operating losses to prior years. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes for the three and nine months ended June 30, 2008 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	June 30,
Nine Months Ended	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$1,096	$(1,515)
Net cash used in investing activities	(2,845)	(249)
Net cash provided by financing activities	828	713
Net decrease in cash and cash equivalents	$(921)	$(1,051)

Operating Activities. Net cash provided by operating activities was $1.1 million for the nine months ended March 31, 2008 resulting from a net loss during the period of $4.6 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $1.2 million, amortization of intangibles relating to acquired technologies of $2.2 million, stock-based compensation expenses of $1.4 million, an investment impairment of $382,000 and a write-off of excess and obsolete inventory of $115,000. Contributing to cash provided by operations was a decrease in accounts receivable of $575,000, reflecting a shift in the timing of shipments and payments during the first three quarters of fiscal 2008, a decrease in other receivables of $105,000, an increase in accounts payable of $212,000 and an increase in accrued liabilities of $273,000, including an increase of $889,000 in non-recurring engineering services and $50,000 in accrued compensation and employee benefits, primarily due to increased bonus and vacation accruals, partially offset by sub-lease amortization of $284,000, a decrease in deferred revenues of $235,000 and a decrease of $147,000 in other liabilities. These positive cash flows were partially offset by an increase in prepaid expenses of $324,000, which was related to the timing of payments made, an increase in other current assets of $373,000, due to new additions to other current assets, partially offset by a refundable deposit receipt and an increase in inventories of $91,000 including $104,000 in recoveries from previously written off inventory sold during fiscal 2008.

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

    Investing Activities. Net cash used in investing activities was $2.8 million for the nine months ended June 30, 2008, which primarily reflects the net purchases of short-term investments of $1.9 million, property and equipment purchases of $743,000 and a $150,000 release of a portion of the Siafu purchase price held in escrow.

    Net cash used in investing activities was $249,000 for the nine months ended June 30, 2007, which primarily reflects the purchase of property and equipment of $513,000, offset by the net sale of short-term investments of $264,000.

Financing Activities. Net cash provided by financing activities for the nine months ended June 30, 2008 of $828,000 was the aggregate of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $1.7 million, partially offset by repurchases of common stock of $909,000.

    Net cash provided by financing activities for the nine months ended June 30, 2007 of $713,000 was comprised of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated to $887,000, partially offset by the repurchase of common stock of $174,000.

The Company’s inventory balance decreased by $24,000 as compared to September 30, 2007 and remained at $2.8 million for the quarter ended June 30, 2008. The decrease in inventory is a result of the timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the nine months ended June 30, 2008 were 5.0 times as compared to 5.8 times for the year ended September 30, 2007. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, decreased $559,000 during the nine months ending June 30, 2008 as compared to September 30, 2007.

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

    The Company reviews its investment guidelines regularly to ensure proper control over investment objectives, maturity, eligible investments, concentration and credit quality. Any investments that are downgraded below our investment guidelines are immediately investigated by management to ensure proper disposal of the investment. As a result of the other that temporary impairment of $382,000 (over the last nine months ended June 30, 2008) our investment policy now, independent of its credit rating, prohibits investments in structured investment vehicles (“SIV’s”), investments directly exposed to subprime mortgages, extendable asset backed commercial paper (“ABCP”) and auction rate securities. Despite these precautionary measures, many market and financial risks can have a negative impact on our investment portfolio and can result in impairment, which in turn can impact our financial condition and results of operations.

Stock Repurchase Program. On April 30, 2008 the Board of Directors approved a stock repurchase program under which Hifn may repurchase up to $8.0 million of its common stock. Under this stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions. The stock repurchase program expires on September 30, 2008. Hifn is not obligated to make any additional repurchases under this stock repurchase program and may discontinue the repurchase program at any time.

Hifn intends to use existing cash resources to fund the repurchases under this stock repurchase program. As of June 30, 2008, 191,742 shares of Hifn’s common stock were repurchased at an average price of $4.74 and an aggregate fair market value of $909,000.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of June 30, 2008 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$2,264	$1,414	$801	$49	$-
Inventory purchases	3,345	3,345	-	-	-
Non-recurring engineering	994	994	-	-	-
Totals	$6,603	$5,753	$801	$49	$-

Off-Balance Sheet Arrangements

    The Company has no off-balance sheet arrangements, other than those included in the above table, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008.

The Company enters into standard indemnification agreements generally with business partners or customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payments awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position, cash flows, and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 141(R) on its financial position, cash flows, and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact, if any, of this standard on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial position, cash flows, and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is generally comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in value if interest rates fluctuate. In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and the issue is now in default. An impairment charge of $90,000 was recorded within other expenses, net in the Statement of Operations during the first quarter of fiscal 2008. An impairment charge of $170,000 was recorded within other expenses, net in the Statement of Operations during the first six months of fiscal 2008. In April 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.  In July 2008, we received a preliminary cash offer of approximately $432,000 for the remaining balance of the investment, which resulted in an estimated additional impairment of $212,000 for the quarter ended June 30, 2008. Management considers the impairment to be other than temporary and an impairment charge of $212,000 was recorded within other expenses, net in the Statement of Operations. In July 2008, we received a partial cash payment of $377,000 representing our portion of the proceeds from the auction held on July 17, 2008. Accordingly, the investment balance was reduced to $55,000, which management believes is realizable.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

    The Risk Factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 have not materially changed other than as set forth below.

Losses Or Impairments In The Value Of Our Short-Term Investments May Cause Our Financial Condition And Results of Operations To Suffer.

    Our investment portfolio consists of commercial paper, agency discount notes and corporate obligations. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio includes fixed income securities, the values of which are subject to market price volatility to the extent unhedged. If the market price declines, we may recognize in earnings the decline in fair value of our investments below the cost basis if the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report and in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	-	$-	-	$8,000,000
May 1, 2008 to May 31, 2008	63,417	4.67	63,417	7,703,715
June 1, 2008 to June 30, 2008	128,325	4.77	191,742	7,091,113
Total	191,742	$4.74	191,742

(1)
On May 1, 2008, Hifn announced that its Board of Directors had authorized a stock repurchase program under which Hifn may repurchase up to $8.0 million of its common stock. The stock repurchase program expires on September 30, 2008. Hifn is not obligated to make any additional repurchases under this stock repurchase program and may discontinue the repurchase program at any time.

Item 6.                      Exhibits

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Forms of Severance and Change of Control Agreement between the registrant and each of Russell Dietz, William R. Walker and Douglas L. Whiting	8-K	000-24765	99.1	05/19/2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)

Date: August 1, 2008	By: /s/ William R. Walker
William R. Walker
Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Forms of Severance and Change of Control Agreement between the registrant and each of Russell Dietz, William R. Walker and Douglas L. Whiting	8-K	000-24765	99.1	05/19/2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X