Form 10-K
period 2008-09-30
HI/FN INC
filed 2008-11-14
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Large accelerated filer *	Accelerated filer ☑

Non-accelerated filer *	Smaller reporting company *
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes * No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 31, 2008, was $71,873,004 (based upon the closing price reported on the NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares outstanding of the Registrant’s Common Stock as of November 5, 2008, was 14,642,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2009 Annual Meeting of Shareholders to be held February 2, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Forward-looking statements include our statements about business trends and future operating results and business plans.  Many such statements can be found in the following sections of this Report:  “Business,” Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements often include words such as “believes,” “anticipates,” “estimates,” “expects,” “intend,” “plan,” “project,” “outlook,” ”may,” “will,” “should,” ”could,” “would,” “predict,” “potential,” “continue,” the negative of these terms and words of similar import. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed within the section of this report entitled “Item 1A. Risk Factors” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 8-K and Forms 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ significantly from those anticipated events. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be wrong. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

P A R T  I I

P A R T  I I I

Item 10.	Directors, Executive Officers and Corporate Governance	65
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions, and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65

P A R T  I V

Item 15.	Exhibits	66
SIGNATURES		68

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, we use the terms “Hifn,” “our company,” “we,” “us” and “our” in this filing to refer to hi/fn, inc., together with its together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V., Hifn Japan K.K. and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd., together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International.

Overview

Hifn is a leading provider of network- and storage-security and data reduction products that simplify the way major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”), efficiently and securely share, retain, access and protect critical data. Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Hifn’s solutions are attractive to customers because they feature high-performance, including some of the fastest compression and encryption processing speeds available in the market, multi-protocol capabilities, development tools and card level products with high-levels of integration that help reduce their time-to-market. Our applied services processors (“ASPs”) perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPNs”), virtual tape libraries (“VTLs”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

The Hifn encryption and compression ASPs allow network and storage equipment vendors to add security and data reduction functions to their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles the storage capacity, saving them power, physical space, operational and capital expenses.

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

Hifn’s line of compression ASPs and cards are targeted at back-up storage applications providing storage equipment vendors with high-performance implementations of our patented compression technology, doubling the capacity and performance of mid- to high-end VTLs, nearline and tape drive systems. The LZS implementation of our patents is used in the Digital Linear Tape (“DLT”) drive products from Quantum. The Adaptive Lossless Data Compression (“ALDC”) implementation of our patents, developed by IBM, is used in a variety of tape storage products, including the Linear Tape Open (“LTO”) drives and the Travan style of quarter-inch cartridge tape drives. Additionally, our compression products provide companies in the storage market that develop disk-to disk- and the disk-to-disk-to-tape-back-up products with solutions that meet their performance and capacity requirements.

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

At September 30, 2008, we had a backlog of semiconductor orders representing $6.8 million of products deliverable to customers over the six months following the placement of these orders. At September 30, 2007, we had a backlog of $6.3 million. The increase in backlog in fiscal 2008 as compared to fiscal 2007 reflects an increase in orders for our card products. Since customers may reschedule or cancel orders, subject to negotiated windows, orders scheduled for shipment in a quarter may be moved to a subsequent quarter or cancelled altogether. Therefore, backlog is not necessarily indicative of future sales.

Products

Hifn’s products — Network security and compression ASPs, network processing ASPs, data reduction and security cards, and secure storage sub-systems — provide a broad range of price/performance alternatives for the implementation of intelligent, secure, high-performance networks and efficient, high-performance storage systems. We also offer evaluation cards to assist customers in the evaluation of our products. Hifn’s products work to protect information at risk, whether that information is in transit or at rest.

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

Look-aside security ASPs operate as a co-processor to the system CPU or network processing unit (“NPU”) to accelerate security functions. All of our security ASPs offer a full suite of security algorithms, data compression, symmetric key cryptography, public key cryptography, data authentication and true random number generation. We offer two families of look-aside security processors. Our secure packet processing-based ASPs offload all aspects of IPsec or SSL packet processing at rates up to over two gigabits per second. For network elements with lower throughput demands and tighter cost constraints, we offer algorithm accelerator ASPs which are low cost devices that offer the same security functions as our high end packet processing products but depend on the host CPU to perform packet manipulation. Hifn’s line of secure packet processing ASPs (7855 and 8155) and algorithm ASPs (7954, 7955, 7956 and 796x family) are actively being sold into new designs.

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

Compression ASPs. Hifn’s 9630 high-performance compression ASPs provide the fastest known compression rates in the market today and typically increase storage capacity for customers by 50 percent. Additionally, the 96XX family offers customers high-assurance features for data integrity.

Express Data Reduction (“Express DR”) Products.  Hifn’s Express DR compression solutions optimize our customers’ VTL and nearline products for backup and restore operations utilizing the industry standard LZS compression algorithm, while providing a high-assurance solution in an easy to integrate card.

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

Secure Storage Sub-systems. Hifn SwarmTM Secure Storage solution enables advanced storage networking and data protection applications for IP SAN environments.

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

In-line Storage Encryption, Compression and Data Migration.  As part of Hifn’s acquisition of Siafu, several key technologies in the areas of transforming and management data in iSCSI storage system were included.  These new elements will enable our current and future storage-focused products to enable high-value data security, reduction and protection features “in-line” during the storing of data in the overall storage system.  More details will be disclosed as the pending patents are released into the public.

Intellectual Property

Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely in part on patent, trade secret, trademark, mask work and copyright laws to protect our intellectual property. We own 27 United States patents and 45 foreign patents. The issued patents and patent applications primarily cover various aspects of our compression, flow classification, bandwidth management, cryptographic packet processing, pattern matching, rate shaping and stored data transformation and migration technologies and have expiration dates ranging from 2008 to 2028. Of our total patents, six are pending patent applications in the United States and a total of 29 in Europe, Asia and Australia covering flow classification, cryptographic packet processing, pattern matching and stored data transformation and migration. Of our issued United States patents, nine expired due to lack of maintenance fee payments from our legal counsel. We have filed an appeal of the decision to not reinstate the expired patents by the United States Patent and Trademark Office pending in the U.S. Federal District Court. Other patents for the same intellectual property remain valid outside of the United States into 2012.  All customer contracts and licenses remain in force as a result.

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

Our products compete with products from companies such as Safenet, Inc., Broadcom Corporation, Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, LSI Logic, Applied Micro Circuits Corporation (AMCC), AHA and Indra Networks. We also compete against software solutions that use general-purpose microprocessors to run encryption algorithms and our software compression libraries. In addition, as noted above, our encryption/compression and public key processors are subject to export control restrictions administered by the U.S. Department of Commerce, which permit our network equipment customers to export products incorporating encryption technology only after receiving a one-time technical review. As a result of these regulations, sales by foreign competitors facing less stringent controls on their encryption products could hinder or harm the sale of our encryption/compression and public key processors to network equipment customers in the global market. However, we expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered or indicated their intent to enter the network equipment market. We may also face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop application specific integrated circuits, general-purpose microprocessors and other devices that attempt to perform all or a portion of the functions performed by our products.

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

Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to continue to make, substantial investments in research and development. Extensive product development input is obtained from customers and through our participation in industry organizations and standards setting bodies including the Internet Engineering Task Force (“IETF”), the Institute of Electrical & Electronics Engineers (“IEEE”), the Storage Networking Industry Association (“SNIA”), as well as the Optical Internetworking Forum.

As of September 30, 2008, our research and development staff consisted of 95 employees, of which 44 are in the U.S. Our research and development expenditures were $13.9 million (including stock-based compensation expenses of $678,000 and reimbursements under a contractual agreement of $2.2 million) in the fiscal year ended September 30, 2008, $12.9 million (including stock-based compensation expenses of $864,000 and reimbursements under a contractual agreement of $2.4 million) in the fiscal year ended September 30, 2007 and $21.0 million (including stock-based compensation expenses of $456,000) in the fiscal year ended September 30, 2006, representing 35%, 30% and 48% of net revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of fabricating chip mask sets and subcontracting costs. We perform our research and product development activities at our facilities in Los Gatos and Poway, California, Framingham, Massachusetts, Morrisville, North Carolina and Hangzhou, People’s Republic of China.

The acquisition of Siafu in July 2007 further strengthened our strategy of expanding our current markets with technologies that are complementary to our core competencies. The addition of the new hardware, software and intellectual property to our product portfolio enables us to continue to broaden our reach into potentially high-margin markets. For example, these acquisitions enable us to expand our product base to include low-cost secure and capacity optimized storage sub-systems, emerging storage security markets and the new capacity optimized storage markets.

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

Sales, Marketing & Technical Support

We market our products through a direct sales and marketing organization, headquartered in Los Gatos, California; with sales offices in Poway, California; Massachusetts, Georgia, North Carolina and New Hampshire as well as in China, Japan, Taiwan, the United Kingdom and the Netherlands. We also market our products through independent contract sales representatives in the United States, Europe and other areas. Furthermore, we retain account managers to focus on individual customer relationships. Our customers in foreign countries are serviced through international distributors. Sales representatives are selected for their understanding of the marketplace and their ability to provide effective field sales support for our products. Our relationships with some of our sales representatives have been established within the last two years, and we are unable to predict the extent to which some of these representatives will be successful in marketing and selling our products.

Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2008	2007	2006
Cisco Systems, Inc. and its contract manufacturers	48%	53%	50%
Huawei Technologies, Inc.	10%	12%	13%
EMC Corporation	11%	6%	3%
	69%	71%	66%

Our customers are not subject to any binding obligation to order from us. If sales to our principal customers decline, our business, financial condition and results of operations could suffer. For example, during fiscal 2008 sales to Quantum Corporation declined 23 percent as compared to the previous year. Our most significant customers in the future could be different from our largest customers today for a number of reasons, including customer deployment schedules and budget considerations. As a result, we may experience significant fluctuations in our results of operations on a quarterly and an annual basis. See “Item 1A. Risk Factors — Because We Depend Upon A Small Number Of Customers, If Our Sales To Any Of These Customers Decline, Our Business, Financial Condition and Results of Operations May Suffer.”

Sales to customers within the United States totaled $17.3 million for 2008. Sales to customers outside the United States totaled $22.1 million, comprised of $14.3 million and $3.5 million in sales to Hong Kong and the rest of the Asia Pacific region, respectively, and $981,000 in sales to North America (outside the U.S.) and $3.3 million in sales to Europe and the Middle East combined.

Hifn has a number of outbound marketing programs designed to inform network, security and storage equipment vendors about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, speaking at technical conferences, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, the Hifn websites, our customer extranet site, channel development, electronic newsletters and direct mail distribution of our literature.

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

    We subcontract our semiconductor manufacturing to Toshiba Corporation, IBM and Open Silicon. Our card and box manufacturing are subcontracted to Hangjia Electronic Co. These manufacturers were selected based on the breadth of available technology, quality, manufacturing capacity and support for design tools that we use. None of our products are currently manufactured by more than one supplier. However, in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we expect that we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

We use mature and proven technology processes for the manufacture of our products, avoiding dependence on the latest process technology available. This approach reduces our technical risks and avoids the risks related to production capacity constraints typically associated with leading-edge semiconductor processes. This approach also allows us to focus on providing differentiated functionality in our products. Our current main products are manufactured using .6, .4, .3, .25, ..18 and .13 micron Complementary Metal Oxide Semiconductor (“CMOS”) processes. Products under development are being designed with the .13-micron CMOS process. We believe that transitioning our products to increasingly smaller semiconductor dimensions will be important for us to remain competitive. We cannot assure that future process migration will be achieved without difficulty.

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

We must place orders approximately 12 to 16 weeks in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product. Failure of worldwide semiconductor manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place. Our inability to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce our product revenue or increase our cost of revenue and could harm our business, financial condition and results of operations. See “Item 1A. Risk Factors — We Depend Upon Independent Manufacturers And Limited Sources Of Supply.”

Employees

As of September 30, 2008, Hifn employed a total of 166 full-time employees. Of the total number of employees, 95 were employed in research and development (51 were in China), 33 in sales and marketing (seven were in China), 10 in operations (one was in China) and 28 in finance and administration (11 were in China). Our employees are not represented by any collective bargaining agreement, we have never experienced a work stoppage and we believe our employee relations are good.

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

Losses Or Impairments In The Value Of Our Short-Term Investments May Cause Our Financial Condition And Results To Suffer.

    Our investment portfolio consists of commercial paper, agency discount notes, government agency obligations and corporate securities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio includes fixed income securities in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If the market price declines, we may recognize in earnings the decline in fair value of our investments below the cost basis if the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K.

Our Business Could Be Harmed As A Result Of Deteriorating General Economic And Market Conditions That Lead To Reduced Spending On Information Technology Products.

Our business depends on the overall demand for information technology, in particular for network- and storage-security and data reduction products.  Information technology spending has historically declined as general economic and market conditions have worsened, and if the domestic and global economy continues to undergo a significant downturn and remains depressed for an extended period of time, or if our customers believe such a downturn will continue for the foreseeable future or become more severe, our customers would likely reduce, and could reduce significantly, their information technology budgets.  We may be particularly susceptible to reductions in information technology spending because the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources.  Delays in or a reduction in information technology spending, domestically or internationally, would harm our business, results of operations and financial condition in a number of ways, including by leading to longer sales cycles, lower prices for our products and reduced unit sales.

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

Hifn (Hangzhou) Information Technologies Co., Ltd., previously known as Saian (Hangzhou) Microsystems, Co., Ltd., is a wholly-owned subsidiary of Hifn International located in the People’s Republic of China and might find it challenging to retain and attract experienced and highly skilled engineering, sales and marketing and managerial personnel as a non-PRC entity. Competition for such personnel has, in the past, been intense in the geographic area, and we may not be successful in hiring and retaining such people. If we lose the services of any key personnel, or cannot attract or retain qualified personnel, particularly engineers, our business, financial condition and results of operations could suffer.

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

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. For more information on major customers, see "Note 11, Segment and geographic information – Major Customers”. These principal customers are not under any binding obligation to order from us. If our sales to them decline, our business, financial condition and results of operations could suffer. It is possible that our most significant customers in the future could be different from our largest customers today for a number of reasons, including customers’ deployment schedules and budget considerations. As a result, we believe we may experience significant fluctuations in our results of operations on a quarterly and annual basis.

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

Our Operating Results May Fluctuate Significantly.

Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment, including the following:

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

We Depend Upon Independent Manufacturers And Limited Sources Of Supply.

    We rely on subcontractors to manufacture, assemble and test our packet processors. We currently subcontract our semiconductor manufacturing to Toshiba Corporation, IBM and Open Silicon. Because we depend upon independent manufacturers, we do not directly control product delivery schedules or product quality. None of our products are manufactured by more than one supplier. Because the semiconductor industry is highly cyclical, foundry capacity has been very limited at times in the past and may become limited in the future.

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

Toshiba Corporation manufactures products for us in plants located in Asia. To date, the financial and stock market dislocations that have occurred in the Asian financial markets in the past have not harmed our business. However, present or future dislocations or other international business risks, such as currency exchange fluctuations or recessions, could force us to seek new suppliers. We must place orders approximately 12 to 16 weeks in advance of expected delivery. This limits our ability to react to fluctuations in demand for our products, and could cause us to have an excess or a shortage of inventory of a particular product. In addition, if global semiconductor manufacturing capacity fails to increase in line with demand, foundries could allocate available capacity to larger customers or customers with long-term supply contracts. If we cannot obtain adequate foundry capacity at acceptable prices, or our supply is interrupted or delayed, our product revenues could decrease and our cost of revenues could increase. This could harm our business, financial condition and results of operations.

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

Our Markets Are Highly Competitive.

    We compete in markets that are intensely competitive and are expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The markets that we compete in are subject to frequent product introductions with improved price-performance characteristics, rapid technological change, and the continued emergence of new industry standards. Our products compete with offerings from companies such as Safenet, Inc., Broadcom Corporation, Cavium Networks, Freescale Semiconductor, Inc., Intel Corporation, Agere Systems, Applied Micro Circuits Corporation (AMCC), AHA and Indra Networks. We expect significant future competition from major domestic and international semiconductor suppliers. Several established electronics and semiconductor suppliers have recently entered, or expressed an interest to enter, the network equipment market. We also may face competition from suppliers of products based on new or emerging technologies. Furthermore, many of our existing and potential customers internally develop solutions which attempt to perform all or a portion of the functions performed by our products.

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

Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to promote the sale of their products. In particular, companies such as Intel Corporation, Lucent Technologies Inc., Freescale, Inc. and Texas Instruments Incorporated have a significant advantage over us given their relationships with many of our customers, their extensive marketing power and name recognition and their much greater financial resources. In addition, current and potential competitors may decide to consolidate, lower the prices of their products or bundle their products with other products. Any of the above would significantly and negatively impact our ability to compete and obtain or maintain market share. If we are unable to successfully compete against our competitors, our business, results of operations and financial condition will suffer.

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

Our Success Depends On Proprietary Technologies.

Our proprietary technology is an important component of our future success. We rely in part on patent, trade, trademark, mask work and copyright law to protect our intellectual property. We own 27 United States patents and 45 foreign patents. Our issued patents and patent applications primarily cover various aspects of our data compression, flow classification, bandwidth management, cryptographic packet processing, rate shaping, pattern matching and stored data transformation and migration technologies and have expiration dates ranging from 2008 to 2027. Of our total patents, six are pending patent applications in the United States and a total of 29 in Europe, Asia and Australia covering flow classification, cryptographic packet processing, pattern matching and stored data transformation and migration. Of our issued United States patents, nine expired due to lack of maintenance fee payments from our legal counsel. Other patents for the same intellectual property remain valid outside of the United States into 2012. All customer contracts and licenses remain in force as a result. We have filed an appeal of the decision by the United States Patent and Trademark Office in the U.S. Federal District Court.

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

As of September 30, 2008, the aggregate amount of loans to the shareholders of Ansai was RMB 2.0 million (USD $293,000).  Depending on future operational needs and profitability, Ansai may require additional loans in the future.

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

Our Stock Price May Be Volatile.

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology-related companies including networking, storage and semiconductor companies have been especially volatile. Such fluctuations can result from:

•	Quarterly variations in operating results;

•	Announcements of new products by us or our competitors;

•	The gain or loss of significant customers;

•	Changes in analysts’ estimates;

•	Short-selling of our Common Stock; and

•	Events affecting other companies that investors deems to be comparable to us.

If We Determine That Our Long-Lived Assets Have Been Impaired, Our Financial Condition and Results of Operations May Suffer.

We perform impairment analyses of goodwill and long-lived and intangible assets on an annual basis. Pursuant to SFAS 142, “Goodwill and Other Intangible Assets,” we will continue to perform an annual impairment test and if, as a result of this analysis, we determine that there has been an impairment of our goodwill or other long-lived and intangible assets, asset impairment charges will be recognized. Approximately $1.4 million of goodwill remains as of September 30, 2008. If we determine that our long-lived assets have been impaired or that our goodwill has been further impaired, our financial condition and results of operations may suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           Not applicable.

ITEM 2. PROPERTIES

Hifn’s corporate and technical headquarters are located in Los Gatos, California. We also lease other facilities across the United States and China. Additionally, we have field offices in Japan, Taiwan, the United Kingdom and the Netherlands.

Domestic Locations

Location	Owned or Leased	Expiration Date	Square Footage
Los Gatos, California	Leased	September 2009	19,900
Carlsbad, California	Leased	August 2009 June 2010	17,300
Poway, California	Leased	August 2009	3,200
Framingham, Massachusetts	Leased	November 2011	4,200
Morrisville, North Carolina	Leased	April 2009	11,300
			55,900

Hifn is currently sub-leasing 10,556 square feet of its 17,300 square feet of available office space at the Carlsbad location.  The sub-lease covers the remaining term of the lease agreement, which expires in June 2010.

International Locations

Location	Owned or Leased	Expiration Date	Square Footage
Hangzhou, People’s Republic of China	Leased	March 2009	14,200
Beijing, People’s Republic of China	Leased	April 2010	1,700
Japan	Leased	August 2009	100
Taiwan	Leased	May 2009	100
			16,100

Our executive office and principle operations, sales and marketing and research and development operations are located in approximately 20,000 square feet of leased space in Los Gatos, California. We also lease approximately 36,000 square feet, primarily for research and development, in the following locations: Carlsbad, California; Poway, California; Framingham, Massachusetts; Morrisville, North Carolina and Hangzhou, China. Approximately 25 percent of the space in Hangzhou, China is allocated to operations, sales and marketing and administrative operations.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers:

Name	Age	Position With the Company	Years With the Company
Albert E. Sisto	59	Chairman and Chief Executive Officer	1
William R. Walker	67	Vice President of Finance, Chief Financial Officer and Secretary	10
Russell S. Dietz	45	Vice President and Chief Technical Officer	8
Thomas Flageollet	52	Vice President Field Operations, Americas and EMEA	<1
Michael D Goldgof	43	Vice President of Product Marketing	1
John E. G. Matze	50	Vice President of Business Development	1
Dr. Jiebing Wang, Ph. D	40	Vice President of Engineering	4
Douglas L. Whiting, Ph.D	52	Chief Scientist and Director	12
Steven Yang	42	Vice President, Asia Pacific Field Operations	<1

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

Russell S. Dietz has served as Vice President and Chief Technology Officer of Hifn since 2000. Mr. Dietz is the primary architect of the MeterFlow and MeterWorks technologies. Prior to joining Hifn, Mr. Dietz was Chief Technical Officer of Apptitude, Inc., a software developing company. Mr. Dietz was a founding partner of Technically Elite Concepts, which merged into Technically Elite, Inc. in 1995. From 1984 through 1988, Mr. Dietz held various technical positions at Magnavox Electronic Systems and Digital Equipment Corporation. Mr. Dietz is an active member of the Internet and Engineering Task Force, the IEEE802 subcommittees and the Optical Internetworking Forum. Mr. Dietz serves as Chairperson and as a member of the Board of Directors of the Network Processing Forum, and was the founding chair of its Hardware Working Group Chair. Mr. Dietz has been awarded five patents to date, all in the field of data communications traffic analysis and behavior.

Thomas Flageollet has served as Vice President Field Operations, Americas and EMEA since July 2008. Mr. Flageollet joined Hifn with over 25 years of experience in the technology industry. Previously, Mr. Flageollet served as Vice President of Worldwide Sales at Log Savvy from March 2008 to July 2008, Vice President of Worldwide Sales at AMCC from 2004 to June 2006 and Vice President Worldwide Sales at Adaptec, Inc. from 2002 to 2004.  Before Adaptec, he held various sales and marketing managerial positions at Hitachi, Toshiba, and IMP. Mr. Flageollet earned both a BS in Economics and an MBA from Santa Clara University.

Michael D. Goldgof has served as Vice President of Product Marketing of Hifn since March 2007. Mr. Goldgof has over 17 years in the high-tech industry. Prior to joining Hifn, Mr. Goldgof Senior Vice President of Marketing with Phoenix Technologies from September 2003 to October 2005. While at Phoenix, he launched several new product lines that repositioned the company into a global leader in endpoint security. From 2002 to 2003, Mr. Goldgof served as VeriSign’s Director of International Marketing for the security services business. At VeriSign, he led a team that created and executed a global expansion strategy for managed PKI services. Before joining Verisign, Mr. Goldgof spent over 10 years at Lucent Technologies in various senior leadership positions in sales and marketing. Mr. Goldgof holds a BS and MS in Electrical Engineering from Cornell University and an MBA in Marketing from Columbia University.

John E.G. Matze has served as Vice President of Business Development of Hifn since July 2007.  Mr. Matze was the founder and CEO of Siafu Software since 1995, where his mission was to develop storage appliances that offer enterprise-level functionality and encryption for small to medium sized companies. Mr. Matze, one of CRN Magazine's 2003 Top 25 Innovators, is also one of the original authors of the iSCSI protocol. He has over 15 years of storage software experience including: vice president & Chief Technical Officer, Overland Storage; director of software, Veritas Software; and principal architect, Stac, Inc. Mr. Matze has also been the creator of many successful products including: Overland Storage REO products, Okapi ipXcelerator, STAC Replica for NetWare and APC PowerChute UPS Monitoring Software. Mr. Matze earned his AA Degree from the College of DuPage, Glen Ellyn, Illinois and a BA in Computer Science from San Diego State.

Jiebing Wang has served as Vice President of Worldwide Engineering of Hifn since March 2007 and Chief Executive Officer of Saian (Hangzhou) Microsystems since April 2004. Prior to joining Hifn, Dr. Wang was a founder and Chief Technical Officer of Hangzhou C-Sky Microsystems, an electronics company, where he led the development of a high performance 32-bit embedded CPU  from 2002 to April 2004. Dr. Wang also held technical positions with Nishan Systems, Philips and Toshiba. Dr. Wang has extensive technical experience in the areas of networking, security and embedded systems. Dr. Wang earned his Ph.D. in physics from the University of Nevada, and a master’s degree in electrical engineering from Stanford University.

Douglas L. Whiting, Ph.D., has served as Hifn’s Chief Scientist since September 2000 and previously served as Chief Technology Officer through 2000. Dr. Whiting has been a director of Hifn since 1996 and served as Chairman of the Board of Directors from 2000 to 2001. He served as Vice President of Technology of Stac, Inc., an engineering company from which the Company was spun out, from 1985 to 1998; he served as its President from 1984 to 1986, and as a member of its board of directors from 1983 until its dissolution in 2002. Dr. Whiting received his Ph.D. in Computer Science from the California Institute of Technology.

Steven Yang has served as Vice President, Asia Pacific Field Operations since December 2007.  Mr. Yang brings to Hifn 17 years of executive sales, marketing and management experience. From 2004 to November 2007 Mr. Yang was Vice President of Asia Pacific with Phoenix Technologies where his executive leadership was responsible for significant financial growth and market expansion. Prior to joining Phoenix Technologies, Mr. Yang led strategic and OEM sales for Brocade Communications from 2001 to August 2004. Additionally, he has managed the North Asian territory for Network Associates and OEM and Channel sales for Microsoft. Mr. Yang has a BS degree in Electrical Engineering with a minor in Mathematics from Villanova University and is fluent in five languages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hifn’s common stock is traded on the NASDAQ Global Market under the symbol “HIFN.” The following table lists the high and low sales prices for each period indicated:
	High	Low
Fiscal Year Ended September 30, 2008:
Fourth Quarter	$4.57	$3.08
Third Quarter	5.22	3.81
Second Quarter	6.49	4.76
First Quarter	9.25	5.30

Fiscal Year Ended September 30, 2007:
Fourth Quarter	$8.59	$6.01
Third Quarter	6.83	5.74
Second Quarter	6.75	5.29
First Quarter	5.34	4.61

    As of November 5, 2008, the last reported sales price of Hifn’s common stock on the NASDAQ Global Market was $3.15 per share.

Holders

As of November 5, 2008, there were 580 holders of record of Hifn’s common stock.

Dividends

We have never declared or paid any dividends on our common stock. We intend to retain any future earnings to finance the growth and development of our business and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2008 about Hifn’s common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of the Company’s existing equity compensation plans, including the Company’s Amended and Restated 1996 Equity Incentive Plan, the Apptitude Plan, the 2001 Nonstatutory Stock Option Plan and the 1998 Employee Stock Purchase Plan:

Plan Category	Number of Shares to be Issued upon Exercise of Stock Options		Weighted Average Exercise Price per Share		Shares Available for Future Issuance (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	1,998,403	(1)(2)	$ 8.35	(3)	1,368,300	(4)
Equity compensation plans not approved by security holders	1,338,300	(5)	7.28		275,650
Total	3,336,703		$ 7.88		1,643,950

(1)
Relates to options granted under our Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), under which 5,449,900 shares of common stock are reserved for issuance pursuant to nonqualified and incentive stock options, stock bonuses, restricted stock units (“RSU’s”) and stock appreciation rights.

(2)	Includes 287,059 RSU’s granted under the 1996 Plan.

(3)	This weighted-average exercise price does not include outstanding RSUs.

(4)
Includes 356,894 shares of the Company’s common stock available for issuance under the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) as of September 30, 2008, of which 83,529 were issued in connection with the purchase on October 31, 2008. In December 1998, the Company adopted the ESPP to provide eligible employees with the opportunity to purchase our common stock through payroll deductions. There are 1,400,000 shares of our common stock reserved for issuance under the ESPP. The price of shares purchased under the ESPP is the lower of 85% of the closing sales price of our common stock on the first day of each semi-annual offering period, or 85% of the closing sales price of our common stock on the last day of the semi-annual offering period.

(5)
Relates to options under the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). There are 2,000,000 shares of common stock reserved for issuance under the 2001 Plan.  In connection with the acquisition of Apptitude, Inc., the Company assumed the Apptitude Plan, which had a total of 687,142 shares of common stock reserved for issuance. Options assumed under the Apptitude Plan that were subsequently cancelled were not eligible for reissuance. The Apptitude Plan expired on October 25, 2005 and, therefore, has no effect on the number of options available for grant.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	26,800	4.44	218,542	6,972,238
August 1, 2008 to August 31, 2008	125,600	4.28	344,142	6,434,841
September 1, 2008 to September 30, 2008	—	—	—	—
Total	152,400	$4.55	344,142

(1)
On May 1, 2008 the Company announced a stock repurchase program under which Hifn may repurchase up to $8.0 million of its common stock. Under this stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions. The stock repurchase program expired on September 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K:

	September 30,
Years Ended	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:

Net revenues	$39,418	$42,967	$43,764	$46,394	$42,142
Costs and operating expenses:
Cost of revenues	13,823	14,232	15,507	14,798	11,957
Research and development	13,942	12,925	20,983	21,721	22,418
Sales and marketing	10,570	8,312	7,382	7,515	7,324
General and administrative	6,597	8,558	6,984	5,332	4,492
Amortization of intangibles	2,996	3,038	3,161	3,296	3,062
Impairment of assets	—	—	292	—	—
Purchased in-process research and development	—	159	—	—	4,230
Loss from operations	(8,510)	(4,257)	(10,545)	(6,268)	(11,341)
Interest income, net	1,359	1,981	1,916	1,193	525
Other expense, net	(460)	(81)	(54)	(51)	(52)
Provision for income taxes	145	184	41	90	—
Net loss	$(7,756)	$(2,541)	$(8,724)	$(5,216)	$(10,868)
Net loss per share, basic and diluted	$(0.53)	$(0.18)	$(0.63)	$(0.38)	$(0.84)

Weighted average shares outstanding, basic and diluted	14,766	14,092	13,769	13,887	12,993

	September 30,
Years Ended	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:

Cash and short-term investments	$34,371	$35,322	$38,777	$44,440	$50,032
Total assets	53,287	58,966	57,476	66,451	76,242
Working capital	39,113	41,466	40,199	42,755	46,711
Total debt	—	—	—	—	—
Total stockholders’ equity	47,613	53,448	50,685	56,756	64,229

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

Hifn encryption and compression ASPs allow network and storage equipment vendors to add and accelerate security and data reduction functions in their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles storage capacity, saving them power, physical space, and operational and capital expenses.

Additionally, Hifn acquired Siafu Software, LLC, a California LLC (“Siafu”), a business related to storage technology, in July 2007, to complement our Express DR and Express Data Security (“Express DS”) card business and expand our product offering to include integrated iSCSI network protocol based data encryption and compression software and sub-systems, reducing OEMs time to market in delivering secure and capacity optimized storage systems.

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

Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2008	2007	2006
Cisco Systems, Inc. and its contract manufacturers	48%	53%	50%
Huawei Technologies, Inc.	10%	12%	13%
EMC Corporation	11%	6%	3%
	69%	71%	66%

International sales comprised 56%, 58% and 62% of net revenues for fiscal 2008, 2007 and 2006, respectively, and we anticipate that international sales will continue to grow in the future.

In July 2007, Hifn acquired Siafu, for $4.3 million in cash.  Assets acquired included developed and core technology, other intellectual property, goodwill, fixed assets, inventory, certain accounts receivable and certain accounts payables. The acquired assets included in-process research and development of approximately $159,000, which was expensed at the time of the acquisition.

In December 2003, Hifn acquired certain assets and intellectual property valued at $15.9 million, including acquisition related costs. Assets acquired included inventory, fixed assets, developed and core technology and contract backlog. The acquired assets included in-process research and development of approximately $3.3 million, which was expensed at the time of the acquisition.

Hifn’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of our and our customers’ products, competitive pricing pressures, our ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, our access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If we are unable to introduce new products with higher margins, maintain our product mix between proprietary and second source products, or reduce manufacturing cost to offset decreases in the prices of our existing products, then our operating results will be adversely affected. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of our backlog is cancelable without penalty, we typically plan our production and inventory levels based on internal forecasts of customer demand. Customer demand remains highly unpredictable and variances to the forecast can fluctuate substantially. The recent lack of liquidity in U.S. and international credit markets, and the additional impact of the uncertainty in economic conditions worldwide, may have an adverse effect on the spending patterns of our customers in future periods. In addition, because of high fixed costs in the semiconductor industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, we have experienced, and may in the future experience, material adverse fluctuations in our operating results on a quarterly or annual basis, which have in the past, and would in the future, materially affect our business, financial condition and results of operations.

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

We receive software license revenue from OEMs that sublicense our software shipped with their products. The OEM sublicense agreements are generally valid for a term of one year and include rights to unspecified future upgrades and maintenance during the term of the agreement. License fees under these agreements are recognized ratably over the term of the agreement. Revenues from sublicenses sold in excess of the specified volume in the original license agreement are recognized when they are reported as sold to end customers by the OEM. Our deferred software license revenue balance as of September 30, 2008 was $299,000 and included approximately $60,000 in exchange rights for unsold licenses.

Management judgments and estimates must be made regarding the collectability of fees charged. Should changes in conditions cause management to determine the collectability criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Inventories. We value our inventory at the lower of cost (determined on a first-in, first-out cost method) or market. Inventories are comprised solely of finished goods, which are manufactured by third party foundries for resale by us. We provide for obsolete, slow moving or excess inventories, based on forecasts prepared by management, in the period when obsolescence or inventory in excess of expected demand is first identified. Reserves are established to reduce the cost basis of inventory for excess and obsolete inventory. In fiscal year 2008 we recorded, as a charge to cost of revenues, an additional $139,000 for excess inventory and we recognized gross margin benefits of $123,000, as a result of the sale of inventories that had been previously written down. As of September 30, 2008, inventories at an original purchase price of $675,000, which were subsequently written down, were still on hand. Subsequent increases in projected demand will not result in a reversal of these reserves until the sale of the related inventory.

There is a risk that we will not be able to sell our inventories due to factors such as technological change, new product developments by our competitors, and product obsolescence. Actual demand may differ from forecasted demand and such differences may have a material effect on our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill. We evaluate the recovery of finite lived intangible assets and other finite long-lived assets, including property and equipment, acquired intangible assets and licensed intellectual property, whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash flow method. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our business.

    Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends.

    In accordance with SFAS 142, “Goodwill and other intangible assets,” goodwill is deemed to have an indefinite life and is no longer amortized but rather is subject to annual impairment tests or interim impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

    As of September 30, 2008, the carrying value of intangible assets and goodwill was $3.0 million and $1.4 million, respectively.  During the quarter ended September 30, 2008, we evaluated and concluded there had been a triggering event indicating the carrying value of acquired developed and core technology may not be recoverable.   This event was primarily related to the change in management's plans for the use of the acquired developed and core technology.  We performed an estimate of future undiscounted cash flows associated with the use of the intangible asset and concluded that such cash flows exceeded its carrying value; accordingly, there was no impairment charge recorded.  The estimate of undiscounted cash flows involves significant judgment and estimates by management, including assumptions about revenue and revenue growth rates, and operating margins.  Actual cash flows could be less than those estimated, which could result in impairment to the intangible asset in the future.

    As of September 30, 2008, Hifn's market capitalization was below its net book value.  As a result, we compared Hifn’s market capitalization after consideration of a control premium to its net book value and concluded that the second step in the goodwill impairment assessment was not required.  We estimate fair value by reference to Hifn’s market capitalization.  Accordingly, further reductions in Hifn’s market capitalization may result in further goodwill impairment that could have a material effect on our consolidated financial position and results of operations.

Allowance for doubtful accounts receivable. We estimate uncollectible accounts receivable at each reporting period. Specifically, we analyze the aging of accounts receivable, bad debt history, payment history, customer concentration, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Account payables and other liabilities. Additionally, we review our accounts payable and accrued liabilities balances at each reporting period, and accrue liabilities as appropriate. Our analysis includes consideration of items such as product design and manufacturing activities, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending and anticipated changes in the cost of services.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	September 30,
Years Ended	2008	2007	2006
Net revenues:
Processors	93%	94%	92%
Software licenses and other	7	6	8
Total net revenues	100	100	100
Costs and operating expenses:
Cost of revenues - processors	34	32	34
Cost of revenues - software licenses and other	1	1	1
Research and development	35	30	48
Sales and marketing	27	19	17
General and administrative	17	20	16
Amortization of intangibles	8	7	7
Impairment of assets	—	—	1
Purchased in-process research and development	—	—	—
Total costs and operating expenses	122	109	124
Loss from operations	(22)	(9)	(24)
Interest and other income, net	2	4	4
Loss before income taxes	(20)	(5)	(20)
Provision for income taxes	—	—	—
Net loss	(20)%	(5)%	(20)%

Net Revenues.

Net revenues by category, as a percentage of total net revenues and the year-over-year change were as follows:

	September 30,
	2008		2007		2006		2008 vs.	2007 vs.
Years Ended		% of net revenues		% of net revenues		% of net revenues	2007 Change	2006 Change
	($ in thousands)
Processors	$36,702	93%	$40,191	94%	$40,262	92%	(9)%	—
Software licenses and other	2,716	7%	2,776	6%	3,502	8%	(2)%	(21)%
	$39,418	100%	$42,967	100%	$43,764	100%	(8)%	(2)%

Net revenues decreased by $3.5 million in fiscal 2008 as compared to fiscal 2007. Our processor revenues decreased $3.5 million, primarily due to a decrease in chip sales, partially offset by increased card sales. Also contributing to the overall decrease in net revenues was a $60,000 decrease in revenues from software licenses and royalties, which are generally dependent upon variability in the mix and demand for and timing of customer purchases of certain of our licensed software products.

Net revenues decreased by $797,000 in fiscal 2007 as compared to fiscal 2006. The decrease reflects the net effect of a decrease in software license and royalties of $726,000. The minor decrease in processor revenues was mainly attributable to new additions to Hifn’s product lines, which result in lower sales volume at higher sales prices. The average gross margin of these products remained at relatively the same levels. The decrease in revenues from software licenses and royalties resulted from variability in demand for and timing of customer purchases of certain of the Company’s licensed software products.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2008	2007	2006
Cisco Systems, Inc. and its contract manufacturers	48%	53%	50%
Huawei Technologies, Inc.	10%	12%	13%
EMC Corporation	11%	6%	3%
	69%	71%	66%

No other customers accounted for more than 10% of revenues in the periods presented.

Cost of Revenues.

Cost of revenues by category, as a percentage of the respective revenue category and the year-over-year change were as follows:

	September 30,
	2008		2007		2006
Years Ended		% of revenue category		% of revenue category		% of revenue category	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Processors	$13,214	36%	$13,903	35%	$15,001	37%	(5)%	(7)%
Software licenses and other	609	22%	329	12%	506	14%	85%	(35)%
	$13,823	35%	$14,232	33%	$15,507	35%	(3)%	(8)%

Cost of revenues consists primarily of semiconductors which were manufactured to our specifications by third parties for resale by us. During fiscal 2008 cost of processor revenues as a percentage of net processor revenues increased one percentage point as compared to the same period in fiscal 2007. The increase in cost of sales reflects the increase in sales of lower margin cards and a $123,000 increase in reserves for obsolescence, partially offset by a higher proportion of high margin processer sales. Operational costs decreased $1,000, mainly as a result of reductions in headcount, miscellaneous and other costs, partially offset by higher average salary rates in connection with employee performance reviews in October 2007.

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

Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The increase in fiscal 2008 as compared to the same period in fiscal 2007 and the decrease in fiscal 2007 as compared to the same period in fiscal 2006, in absolute dollars, are attributable to the increase and decrease in the number of full-time-equivalent staff allocated to provide support and maintenance. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix of licensed software and royalties earned during the period.

Research and Development.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Research & development expenses	$13,942	$12,925	$20,983	8%	(38)%
As a percentage of net revenues	35%	30%	48%

Research and development expenses consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses increased $1.0 million in fiscal 2008 as compared to fiscal 2007. The increase is attributable to a $1.7 million increase in non-recurring engineering (“NRE”) and related costs, including a $145,000 reduction in the reimbursement of certain costs under a research and development contract that, although may be expanded, is expected to be completed in 2009, which to date reimbursed $4.6 million, a $149,000 increase in engineering materials due to the different stages of project completion of which $142,000 relates to our operation in the USA, a $207,000 increase in telephone, travel and miscellaneous expenses, a $97,000 increase in supplies primarily relating to low value equipment and an increase in recruiting costs of $93,000, together with an increase in software maintenance of $31,000 due to the amortization of new software additions. These increases were partially offset by a decrease of $655,000, in salaries and benefits, including $279,000 in SFAS 123R expenses, as a result of lower average annual headcount and an increase in the offset for engineering labor related to support and maintenance of sold licenses, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a $362,000 reduction in professional services primarily due to lower utilization of external consulting services, a $148,000 reduction in building expenses mainly due to the closing of the Carlsbad, CA facility and a decrease in depreciation of $69,000 as a result of fully depreciated assets.

Research and development expenses decreased $8.1 million in fiscal 2007 as compared to fiscal 2006. The decrease is attributable to decreases of $4.5 million in salaries and benefits as a result of the reduction in headcount implemented in June 2006, partially offset by higher average salary rates in connection with employee performance reviews in October 2006 and an increase of $408,000 in SFAS 123R expenses, a $2.0 million reduction in NRE and related costs due to the reimbursement of certain costs under a research and development contract, which to date reimbursed $2.4 million, a $661,000 reduction in engineering materials due to the different stages of project completion of which $198,000 relates to our China operations, $437,000 in building expenses mainly due to the closing of the Carlsbad, CA facility, a decrease in depreciation of $108,000 as a result of fully depreciated assets and a $561,000 decrease in telephone, travel and miscellaneous expenses resulting from the reduction in headcount. These decreases were partially offset by an increase in software maintenance of $243,000 due to the amortization of new software additions. Starting in fiscal 2007, some of our research and development costs are eligible for reimbursement under a contractual agreement that, although may be expanded, is expected to be completed in 2008.

Sales and Marketing.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Sales & marketing expenses	$10,570	$8,312	$7,382	27%	13%
As a percentage of net revenues	27%	19%	17%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses increased $2.3 million in fiscal 2008 over the same period in fiscal 2007. The increase primarily relates to an increase in salaries and benefits of $1.4 million as a result of increased headcount and higher average salary rates in connection with employee performance reviews in October 2007, including an increase of $180,000 in SFAS 123R expenses, a $274,000 increase in recruiting costs to strengthen our sales force, a $285,000 increase in expenses related to conferences, seminars, advertising and tradeshows, which in turn resulted in an increase in travel expenses of $211,000, a $116,000  increase  in building, depreciation, supplies, telephone  and miscellaneous expenses, a $79,000 increase in low value equipment to support our sales force expansion and an increase in professional services of $38,000 for market research and company branding.  These increases were partially offset by a $120,000 decrease in sales representative commissions due to lower revenues.

Sales and marketing expenses increased $930,000 in fiscal 2007 over the same period in fiscal 2006. The increase primarily relates to an increase in professional services expenses of $476,000 relating to company branding, an increase in salaries and benefits of $338,000 as a result of higher average salary rates in connection with employee performance reviews in October 2006, including an increase of $202,000 in SFAS 123R expenses, partially offset by a lower average headcount during fiscal 2007, an increase in advertising and tradeshows of $55,000 due to increased tradeshow activities, an increase of $88,000 in  sales representative commissions and an increase in telephone, building and miscellaneous expenses of $75,000.  These increases were partially offset by a decrease in travel expenses of $102,000.

General and Administrative.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
General & administrative expenses	$6,597	$8,558	$6,984	(23)%	23%
As a percentage of net revenues	17%	20%	16%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses decreased $2.0 million in fiscal 2008 over the same period in fiscal 2007. The decrease reflects decreases in salaries and benefits of $795,000 primarily due to costs associated with the transition in leadership in fiscal 2007 and lower executive bonuses and stock-based compensation expense of $154,000 and $398,000, respectively, partially offset by higher average salary rates in connection with employee performance reviews in October 2007, a decrease in professional services and consulting of $1.1 million primarily due to strategic planning completed in fiscal 2007 together with a reimbursement of $505,000 in patent related legal expenses, a decrease of $189,000 in miscellaneous expenses primarily due to a reduction in recruiting costs associated with the transition in leadership in fiscal 2007 and a decrease of $34,000 in depreciation, travel and telephone expenses primarily due to reduced travel. These decreases were partially offset by an increase in building expenses of $97,000 mainly due to a reduction in estimated sublease income associated with the closure of our Carlsbad, CA facility and an expired lease, with associated sublease amortization.

General and administrative expenses increased $1.6 million in fiscal 2007. The increase primarily relates to an increase in salaries and benefits of $830,000 as a result of a combination of higher average salary rates in connection with employee performance reviews in October 2006, increased SFAS 123(R) expenses of $651,000, together with costs associated with the transition in leadership of $370,000, an increase of $611,000 in professional services and legal counsel costs associated with strategic planning and audit and other SEC compliance related costs, an increase in miscellaneous expenses of $304,000 mainly due to recruitment costs associated with the leadership transition and an increase in travel and depreciation expenses of $143,000. These increases were partially offset by a decrease in building expenses of $137,000 mainly due to the closure of the Carlsbad, CA facility in fiscal 2006 and a decrease in telephone expenses of $176,000.

Amortization of Intangibles.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Amortization of intangibles	$2,996	$3,038	$3,161	(1)%	(4)%
As a percentage of net revenues	8%	7%	7%

Amortization of intangibles relates to acquired technology, workforce and patents. Amortization of intangibles decreased

$42,000 in fiscal 2008 as compared to fiscal 2007 as a result of the full amortization of previously capitalized intangible assets, partially offset by the amortization of intangibles associated with the Siafu acquisition.

Amortization of intangibles decreased $123,000 in fiscal 2007 as compared to fiscal 2006 as a result of the full amortization of previously capitalized intangible assets, partially offset by the amortization of intangibles associated with the Siafu acquisition.

Purchased In-Process Research and Development.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Purchased in-process research and development	$—	$159	$—	(100)%	100%
As a percentage of net revenues	—	Less than 1%	—

Purchased in-process research and development in fiscal 2007 relates to the Siafu acquisition and includes development work on the next generation storage devices which was approximately 50% completed at the date of acquisition and includes the salary and wage costs associated with the development work.

Impairment of Assets.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Impairment of assets	$—	$—	$292	—	(100)%
As a percentage of net revenues	—	—	1%

In fiscal 2006, the company implemented a restructuring plan to be more focused on the strategy in the networking and storage markets and resulted in the termination of certain engineering projects.  The terminated projects resulted in the impairment of certain software assets of $292,000.

Interest and Other Income, Net.

	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Interest income	$1,359	$1,981	$1,927	(31)%	3%
Interest expense	—	(4)	(11)	(100)%	(64)%
Other expense, net	(460)	(77)	(54)	497%	43%
Interest & other income, net	$899	$1,900	$1,862	(53)%	2%
As a percentage of net revenues	2%	4%	4%

Interest income and other expense, net, decreased $1.0 million in fiscal 2008 as compared to the same period in fiscal 2007. The decrease was primarily the result of lower interest rates and an investment impairment, relating to our investment in asset backed commercial paper with Cheyne Finance PLC, of $364,000. The increase in fiscal 2007 was primarily a result of the timing of purchases of higher-average-yield instruments to take advantage of rising interest rates.  The increase in fiscal 2007 was partially offset by a minor increase in other expenses.

Income Taxes.
	September 30,
Years Ended	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
	($ in thousands)
Provision for income taxes	$145	$184	$41	(21)%	349%
As a percentage of net revenues	Less than 1%	Less than 1%	Less than 1%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. As a result of continuing losses over a longer period than previously expected, we have not recognized tax benefits for the years ended September 30, 2008, 2007 and 2006. The provision for income taxes for the years ended September 30, 2008, 2007 and 2006 reflects taxes on our non-U.S. operations. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	September 30,
Years Ended	2008	2007	2006
	($ in thousands)
Net cash provided by (used in) operating activities	$478	$(1,816)	$(5,490)
Net cash (used in) provided by investing activities	(8,207)	(4,611)	1,328
Net cash provided by financing activities	172	3,039	1,420
Net decrease in cash and cash equivalents	$(7,557)	$(3,388)	$(2,742)

Operating Activities. Net cash provided by operating activities was $478,000 for fiscal 2008 resulting from the net loss during the period of $7.8 million, adjusted for non-cash items including amortization of intangibles related to acquired technologies of $3.0 million, depreciation and amortization of assets of $1.8 million, stock-based compensation expenses of $1.9 million, an investment impairment of $364,000 and a write-off of excess and obsolete inventory of $139,000. Additionally, there was a decrease in accounts receivable of $817,000, reflecting the decrease in revenue of $2.0 million and a shift in the timing of shipments and payments during the last quarter of fiscal 2008 as compared to fiscal 2007, a decrease in inventory of $362,000, net of $16,000 (net of a $123,000 recovery) in provisions for excess and obsolete inventory and an increase in accounts payable of $463,000 as a result of the timing of purchases.  Contributing to cash used in operations was an increase in prepaid expenses of $54,000, an increase in other assets of $314,000, mainly due to additions in licensed software relating to new projects and a decrease in accrued expenses of $157,000 reflecting a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments of $337,000, together with a decrease in deferred software revenue and other accrued expenses of $421,000 and $284,000, respectively, partially offset by an increase in non-recurring engineering cost and bonus and vacation accruals of $662,000 and $223,000, respectively.

In fiscal 2007, net cash used in operating activities was $1.8 million resulting from the net loss during the period of $2.5 million, adjusted for non-cash items including amortization of intangibles related to acquired technologies of $3.0 million, depreciation and amortization of assets of $1.7 million, stock-based compensation expenses of $2.3 million and purchase in-process research, a write-off of excess and obsolete inventory of $68,000 and development expenses of $159,000 relating to the Siafu acquisition. Contributing to cash used in operations was an increase in accounts receivable of $2.8 million, reflecting the increase in revenue of $1.9 million and a shift in the timing of shipments and payments during the last quarter of fiscal 2007 as compared to fiscal 2006, an increase in other assets of $1.5 million, mainly due to additions in licensed software relating to new projects, an increase in inventory of $823,000, net of $175,000 in recoveries from  the sale of excess and obsolete inventory previously written down and a decrease in prepaid expenses of $143,000.  Additionally, there was also a decrease in accounts payable of $282,000 as a result of the timing of purchases and a decrease in accrued expenses of $1.2 million reflecting a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments of $846,000, together with a reduction in non-recurring engineering cost and bonus and vacation accruals of $407,000 and $290,000, respectively, partially offset by an increase in deferred software revenue and other accrued expenses.

In fiscal 2006, net cash used in operating activities was $5.5 million resulting from net loss during the period of $8.7 million, adjusted for non-cash items including depreciation and amortization of assets of $1.8 million, amortization of intangibles related to acquired technologies of $3.2 million, an impairment of certain software assets in the amount of $292,000, stock-based compensation expenses of $977,000, a loss of $38,000 on the disposition of fixed assets, a write-off of excess and obsolete inventory of $950,000 the net change in assets and liabilities comprised of a decrease in accounts receivable of $454,000, reflecting a shift in the timing of shipments and payments during the last quarter of fiscal 2006 as compared to fiscal 2005 and an increase in accounts payable of $148,000 as a result of the timing of purchases. Contributing to cash used in operations was an increase in inventories of $842,000, an increase in prepaid expenses and other current assets of $768,000, mainly due to the addition of prepaid maintenance and licenses agreements in China, an increase in other assets of $178,000, mainly as a result of additions in licensed software and a decrease in accrued expenses and other current liabilities of $2.8 million reflecting  a reduction in accrued vacant facility lease cost in accordance with scheduled amortization and payments, as well as for non-recurring engineering cost.

    Investing Activities. Net cash used by investing activities in fiscal 2008 of $8.2 million primarily reflects the net purchase of short-term investments of $7.1 million, property and equipment purchases of $982,000 and a $150,000 payment of the portion of the Siafu purchase price held in escrow.  Net cash used by investing activities in fiscal 2007 of $4.6 million reflects the purchase of intellectual property relating to the Siafu acquisition of $4.3 million together with the purchase of property and equipment of $582,000 partially offset by the net sale of short-term investments of $71,000 and the allocation of $150,000 in escrow funds relating to the Siafu acquisition. Net cash provided by investing activities in fiscal 2006 of $1.3 million reflects the net sale of short-term investments of $2.9 million offset by the purchase of property and equipment of $1.6 million.

Financing Activities. Cash provided by financing activities in fiscal 2008 of $172,000 reflects the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.7 million partially offset by the repurchase of 344,142 shares of our outstanding common stock for $1.6 million. Cash provided by financing activities in fiscal 2007 of $3.0 million reflects the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $3.2 million partially offset by the repurchase of 26,812 shares of our outstanding common stock for $174,000. Cash provided by financing activities in fiscal 2006 was $1.4 million and was the result of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases which aggregated $1.6 million offset by installment payments on acquired software licenses of $219,000.

Cash, cash equivalents and short-term investments as of September 30, 2008 were $34.4 million, a decrease of $951,000 from the $35.3 million reported in fiscal 2007.  Cash, cash equivalents and short-term investments as of September 30, 2007 were $35.3 million, a decrease of $3.5 million from the $38.8 million reported in fiscal 2006.

The Company’s inventory balance at September 30, 2008 reflected a decrease of $501,000 as compared to the balance as of September 30, 2007. The decrease in inventory was a result of the timing of inventory purchases relative to manufacturer lead-time coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter, partially offset by a decrease in our reserve for excess and obsolete inventory of $223,000. The Company’s inventory turns for the year ended September 30, 2008 were 5.2 times as compared to 5.8 times for the year ended September 30, 2007. The Company’s accounts receivable balance decreased $799,000 to $6.7 million, as of September 30, 2008, reflecting a decrease in revenues of $2.0 million together with the shift in the timing of shipments and payments during the last quarter of fiscal 2008 as compared to fiscal 2007.

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

The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company’s need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company’s existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. If the current lack of liquidity in the world-wide credit markets persists into the future, our ability to obtain future debt financing may be impaired. We believe that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us.

Common Stock Repurchase. On April 30, 2008 the Board of Directors approved a stock repurchase program that permitted Hifn to repurchase up to $8.0 million of its common stock. The stock repurchase program enabled Hifn to repurchase shares from time to time in the open market or through negotiated transactions. Hifn used existing cash resources to fund the repurchase of 344,142 shares of common stock at an average price of $4.55 per share and an aggregate fair market value of $1.6 million. The stock repurchase program expired on September 30, 2008.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2008 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments	$1,931	$1,341	$570	$20	$—
Inventory purchases	2,275	2,275	—	—	—
Non-recurring engineering expense	765	765	—	—	—
Totals	$4,971	$4,381	$570	$20	$—

As of September 30, 2008, we had $1.9 million of non-current unrecognized tax benefits recorded in accordance with FIN 48. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company in October 1, 2008. Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact, if any, of this standard on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from October 1, 2008 to October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is primarily comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in value if interest rates fluctuate. In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and entered receivership. In April 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.  During July and August 2008 we received additional cash payments in aggregate of $444,000. Management considers the impairment to be other than temporary and an impairment charge of $364,000 was recorded within other expenses, net in the Statement of Operations. Accordingly, the investment balance was reduced to $6,000 as of September 30, 2008, which management believes is realizable.

Foreign Currency Exchange Rate Risk. All of our sales and the majority of our costs of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to any significant foreign exchange rate fluctuations. To date, we have not incurred any significant gains or losses from such fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of hi/fn, inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of hi/fn, inc., and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
November 13, 2008

HIFN, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)
	September 30,
Years Ended	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$9,492	$17,049
Short-term investments	24,879	18,273
Trade accounts receivable, net of allowance for doubtful accounts of $96 and $114, respectively	6,651	7,450
Inventories (finished goods)	2,283	2,784
Prepaid expenses and other current assets	1,482	1,428
Total current assets	44,787	46,984
Property and equipment, net	1,927	1,982
Intangible assets, net	3,032	6,028
Goodwill	1,425	1,425
Other assets	2,116	2,547
Total Assets	$53,287	$58,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,930	$1,467
Accrued expenses and other current liabilities	3,744	4,051
Total current liabilities	5,674	5,518

Commitments and contingencies (Note 12)

Stockholders’ Equity
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,661,000 and 15,277,000 shares issued; and 14,596,000 and 14,557,000 outstanding, respectively	15	15
Additional paid-in capital	175,164	171,573
Accumulated other comprehensive income (loss)	(102)	3
Accumulated deficit	(121,472)	(113,716)
Treasury stock, 1,064,000 and 720,000 outstanding shares, respectively, at cost	(5,992)	(4,427)
Total stockholders’ equity	47,613	53,448
Total Liabilities and Stockholders’ Equity	$53,287	$58,966

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	September 30,
Years Ended	2008	2007	2006
	($ in thousands, except per share amounts)
Net revenues:
Processors	$36,702	$40,191	$40,262
Software licenses and other	2,716	2,776	3,502
Total net revenues	39,418	42,967	43,764

Costs and operating expenses:
Cost of revenues - processors	13,214	13,903	15,001
Cost of revenues - software licenses and other	609	329	506
Research and development	13,942	12,925	20,983
Sales and marketing	10,570	8,312	7,382
General and administrative	6,597	8,558	6,984
Amortization of intangibles	2,996	3,038	3,161
Impairment of assets	—	—	292
Purchased in-process research and development	—	159	—
Total costs and operating expenses	47,928	47,224	54,309

Loss from operations	(8,510)	(4,257)	(10,545)
Interest income	1,359	1,981	1,927
Interest expense	—	(4)	(11)
Other expense, net	(460)	(77)	(54)
Loss before income taxes	(7,611)	(2,357)	(8,683)
Provision for income taxes	145	184	41
Net loss	$(7,756)	$(2,541)	$(8,724)

Net loss per share:
Basic and diluted	$(0.53)	$(0.18)	$(0.63)
Shares used in computing net loss per share:
Basic and diluted	14,766	14,092	13,769

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	September 30,
Years Ended	2008	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net loss	$(7,756)	$(2,541)	$(8,724)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,765	1,732	1,832
Loss on disposal of fixed assets	17	—	38
Short-term investment impairment	364	—	—
Amortization of intangible assets	2,996	3,038	3,161
Asset impairment	—	—	292
Stock-based compensation expense	1,854	2,261	977
Provision for excess and obsolete inventory	139	68	950
Purchased in-process research and development	—	159	—
Allowance for doubtful accounts	(18)	7	3
Changes in assets and liabilities, net of acquisition:
Accounts receivable	817	(2,837)	454
Inventories	362	(823)	(842)
Prepaid expenses and other current assets	(54)	143	(768)
Other assets	(314)	(1,523)	(178)
Accounts payable	463	(282)	148
Accrued expenses and other current liabilities	(157)	(1,218)	(2,833)
Net cash provided by (used in) operating activities	478	(1,816)	(5,490)
Cash flows from investing activities:
Maturities of short-term investments	44,470	34,468	23,432
Sales of short-term investments	998	-	2,527
Purchases of short-term investments	(52,543)	(34,397)	(23,001)
Cash paid to acquire Siafu, net of cash acquired	—	(4,250)	—
Purchases of property and equipment	(982)	(582)	(1,630)
Funds in Escrow relating to the Siafu acquisition	(150)	150	—
Net cash (used in) provided by investing activities	(8,207)	(4,611)	1,328
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan, net	1,737	3,213	1,639
Repurchase of common stock, at cost	(1,565)	(174)	—
Installment payments on acquisition of software licenses	—	—	(219)
Net cash provided by financing activities	172	3,039	1,420

Net decrease in cash and cash equivalents	(7,557)	(3,388)	(2,742)
Cash and cash equivalents at beginning of period	17,049	20,437	23,179
Cash and cash equivalents at end of period	$9,492	$17,049	$20,437

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

HIFN, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income/ (Loss)	Accumulated Deficit	Treasury Stock	Total
	(in thousands)

Balance at September 30, 2005	13,522	$14	$163,484	$(38)	$(102,451)	$(4,253)	$56,756

Net loss	—	—	—	—	(8,724)	—	(8,724)
Unrealized gain on financial instruments	—	—	—	37	—	—	37
Comprehensive loss	—	—	—	—	—	—	(8,687)
Stock-based compensation	—	—	977	—	—	—	977
Issuance of common stock upon exercise of options	176	—	705	—	—	—	705
Issuance of common stock under employee stock purchase plan	208	—	934	—	—	—	934
Balance at September 30, 2006	13,906	14	166,100	(1)	(111,175)	(4,253)	50,685

Net loss	—	—	—	—	(2,541)	—	(2,541)
Unrealized gain on financial instruments	—	—	—	4	—	—	4
Comprehensive loss	—	—	—	—	—	—	(2,537)
Stock-based compensation	—	—	2,261	—	—	—	2,261
Repurchase of common stock, at cost	(27)	—	—	—	—	(174)	(174)
Issuance of common stock upon exercise of options	554	1	2,675	—	—	—	2,676
Issuance of common stock under employee stock purchase plan	124	—	537	—	—	—	537
Balance at September 30, 2007	14,557	15	171,573	3	(113,716)	(4,427)	53,448

Net loss	—	—	—	—	(7,756)	—	(7,756)
Unrealized loss on financial instruments	—	—	—	(105)	—	—	(105)
Comprehensive loss	—	—	—	—	—	—	(7,861)
Stock-based compensation	—	—	1,854	—	—	—	1,854
Repurchase of common stock, at cost	(344)	—	—	—	—	(1,565)	(1,565)
Issuance of common stock upon exercise of options	284	—	1,300	—	—	—	1,300
Issuance of common stock under employee stock purchase plan	99	—	437	—	—	—	437
Balance at September 30, 2008	14,596	$15	$175,164	$(102)	$(121,472)	$(5,992)	$47,613

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

hi/fn, inc., together with its subsidiaries, Hifn Limited, Hifn Netherlands B.V., Hifn Japan K.K.  and Hifn International and its subsidiary, Hifn (Hangzhou) Information Technologies Co., Ltd. (previously known as Saian (Hangzhou) Microsystems, Co., Ltd.), together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, (collectively referred to as the “Company,” “Hifn,” “we,” “us” or “our”) provides network- and storage-security and data reduction products to major network and storage original equipment manufacturers (“OEMs”), as well as small-and-medium enterprises (“SMEs”). Our products feature industry-recognized patented technology for the continuous protection of information, whether it is in transit on a network or at rest on storage. Our applied services processors (“ASPs”) perform the computation-intensive tasks of compression, encryption and authentication, providing our customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. Our network- and security-processors, compression and data reduction solutions are used in networking, security and storage equipment such as routers, remote access concentrators, virtual private networks (“VPN”), virtual tape libraries (“VTL”), nearline storage systems, switches, broadband access equipment, network interface cards, firewalls and back-up storage devices.

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

The Company has an accumulated deficit of $121.5 million as of September 30, 2008 and has incurred a net loss of $7.8 million during the year ended September 30, 2008. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Hifn Limited, Hifn Netherlands B.V., Hifn Japan K.K. and Hifn International, and its subsidiary, Saian Microsystems together with Hangzhou Ansai Information Technology Co., Ltd., a contractually controlled company of Hifn International, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including those in relation to revenue recognition, allowance for doubtful accounts, valuation of financial instruments, valuation of long-lived assets and goodwill, asset impairment, inventory valuation including excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments consist primarily of commercial paper with maturities less than 90 days, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

The Company does not use derivative financial instruments in its investment portfolio. The Company’s investment portfolio is primarily comprised of commercial paper. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in value if interest rates fluctuate. In June 2007, we purchased $1.0 million par value asset backed commercial paper, known as a structured investment vehicle (“SIV”) with Cheyne Finance PLC (“Cheyne”), at a cost of $973,805, with a maturity of December 3, 2007. Subsequently, the entity was unable to make the December 3, 2007 maturity payment and entered receivership. In

April 2008, we received a cash payment of $186,000 for our portion of the cash held in the Cheyne portfolio, which represents a partial return of the investment.  During July and August 2008 we received additional cash payments in aggregate of $444,000. Management considers the impairment to be other than temporary and an impairment charge of $364,000 was recorded within other expenses, net in the Statement of Operations. Accordingly, the investment balance was reduced to $6,000 as of September 30, 2008, which management believes is realizable.

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

Substantially all of the Company’s customers are OEMs or the manufacturing subcontractors of OEMs, which results in concentrated credit risk with respect to the Company’s trade receivables. At September 30, 2008, three customers accounted for 33%, 22% and 11%, respectively, of total accounts receivable. The same three customers accounted for 31%, 21% and 13%, respectively, of total accounts receivable at September 30, 2007. Management believes that its credit policies which include credit evaluations of customers and, where necessary, imposition of stricter credit restrictions, substantially mitigate such concentrated credit risk. Allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible accounts. Bad debt expenses were not significant in fiscal 2008, 2007 and 2006.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.  We do not have any off-balance-sheet credit exposure related to our customers.

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

Internal Use Software Development Costs

The Company has applied the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.  During fiscal 2008, $290,000 was capitalized and is being recognized on a straight-line basis over an expected life of three years. As of September 30, 2008, the carrying value of internal use software was $265,000. There were no internal use software development costs capitalized during fiscal 2007.

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

Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends.

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. As of September 30, 2008, the Company has goodwill of $1.4 million. In accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but instead tested for impairment annually and whenever events or circumstances occur that indicate possible impairment. The Company performs its annual impairment testing each May 31.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

    As of September 30, 2008, the carrying value of intangible assets and goodwill was $3.0 million and $1.4 million, respectively.  During the quarter ended September 30, 2008, the Company evaluated and concluded there had been a triggering event indicating the carrying value of its acquired developed and core technology may not be recoverable.   This event was primarily related to the change in management's plans for the use of the acquired developed and core technology.  The Company performed an estimate of future undiscounted cash flows associated with the use of the intangible asset and concluded that such cash flows exceeded its carrying value; accordingly, there was no impairment charge recorded.  The estimate of undiscounted cash flows involves significant judgment and estimates by management, including assumptions about revenue and revenue growth rates, and operating margins.  Actual cash flows could be less than those estimated, which could result in impairment to the intangible asset in the future.

    The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net book value. As of September 30, 2008, the Company's market capitalization was below its net book value.  As a result, the Company compared its market capitalization after consideration of a control premium to its net book value and concluded that the second step in the goodwill impairment assessment was not required.  The Company estimates its fair value by reference to its market capitalization.  Accordingly, further reductions in its market capitalization may result in goodwill impairment that could have a material effect on the Company’s consolidated financial position and results of operations.

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

Research and Development Costs

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Expenditures for research and development are charged to expense as incurred. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs are capitalized after technological feasibility has been established. The period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of September 30, 2008 or 2007.

Starting in fiscal 2007, some of the Company's research and development costs are eligible for reimbursement under a contractual agreement that, although may be expanded, is expected to be completed in fiscal 2009. Amounts received under this arrangement are offset against research and development expenses as costs are incurred in accordance with the agreement.  In fiscal 2008 and 2007, the company received $2.2 million and $2.4 million, respectively, for worked performed, which was recorded as an offset to research and development expenses.

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

    The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted beginning in fiscal 2006, the same model used for the Company’s pro forma information required under SFAS 123. The Company determines of fair value of share-based payment awards on the date of grant using an option-pricing model, based on the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors. The Company’s employee stock options have certain characteristics that may differ from other options and changes in the subjective assumptions can materially affect the estimated value. Accordingly, it is management’s opinion that the existing stock based compensation expense could be materially different in the future. Although the fair value of employee stock options is determined in accordance with SFAS 123(R), that value may not be indicative of the fair value in an actual market transaction.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 10). Valuation allowances for deferred tax assets are established when, based on available objective evidence, management determines that it is more likely than not that the deferred tax assets will not be realizable.

Foreign Currency Translation

The U. S. dollar is the functional currency of the company’s subsidiaries. Gains or losses from transactions of foreign subsidiaries are included in other expenses, net. Such gains and losses were not material for any of the periods presented.

Consolidation of Variable Interest Entity

People’s Republic of China (“PRC”) law currently limits foreign ownership of companies that provide products in the Chinese network information security business involving secrecy and/or value-added telecommunication services sector. To comply with these foreign ownership restrictions, on March 8, 2006, the Company established Hangzhou Ansai Information Technology Co., Ltd. (“Ansai”), which is operated through a contractual arrangement. The Company has the ability to substantially influence Ansai’s daily operations and financial affairs and supplies all of Ansai’s funding. As a result of the contractual arrangement, which enables the Company to control Ansai, the Company is the primary beneficiary. Accordingly, the Company regards Ansai as a variable interest entity under FASB interpretation No. 46R, “Consolidation of variable interest entities, an interpretation of ARB No. 51” (“FIN 46R”) and the Company consolidates Ansai’s assets, liabilities and operating results into the Company’s consolidated financial statements.

Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale investments. Comprehensive loss is disclosed in the Consolidated Statements of Stockholders’ Equity.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial position, cash flows and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the standards under SFAS 157, Fair Value Measurement, to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company in October 1, 2008. Earlier application is not permitted. Companies should report the effect of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  The Company is currently evaluating the impact, if any, of this standard on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from October 1, 2008 to October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows and results of operations.

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

NOTE 4 — BALANCE SHEET DETAILS

	Balance at beginning of year	Additions charged to costs and expenses	Write-offs net of recoveries	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended September 30, 2008	$114	$(18)	$—	$96
Year ended September 30, 2007	107	7	—	114
Year ended September 30, 2006	104	3	—	107

	September 30,
Years Ended	2008	2007
	($ in thousands)
Property and equipment:
Computer equipment	$6,181	$8,465
Furniture and fixtures	914	912
Leasehold improvements	822	789
Office equipment	744	906
	8,661	11,072
Less: Accumulated depreciation	(6,734)	(9,090)
	$1,927	$1,982

We recognized $1.0 million, $1.1 million and $1.1 million of depreciation expense in fiscal 2008, 2007 and 2006, respectively.

Intangible assets:
Developed and core technology (5 years)	$16,771	$16,771
Less: Accumulated amortization	(13,739)	(10,743)
	3,032	6,028

We recognized $3.8 million, $3.7 million and $3.9 million of amortization expense in fiscal 2008, 2007 and 2006, respectively.

The estimated future amortization expense related to intangible assets as of  September 30, 2008 is as follows:

Fiscal year ending September 30,
2009	$1,231
2010	643
2011	643
2012	515
Total estimated amortization	$3,032

Other assets:
Design tools and other licensed intellectual property	$4,794	$4,235
Less: Accumulated amortization	(2,981)	(2,235)
	1,813	2,000
Other receivables	129	189
Refundable deposits	174	358
	$2,116	$2,547

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$376	$713
Accrued non-recurring engineering services and costs	765	104
Compensation and employee benefits	1,830	1,606
Deferred income and revenue	583	1,004
Income taxes payable	20	9
Other	170	615
	$3,744	$4,051

NOTE 5 — SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

Years Ended	September 30, 2008				September 30, 2007
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
	($ in thousands)
Corporate securities	$7,311	$1	$(80)	$7,232	$5,975	$4	$(4)	$5,975
Government agency obligations	1,020	—	(1)	1,019	—	—	—	—
Agency discount notes	4,982	2	(2)	4,982	—	—	—	—
Commercial paper	18,675	—	(22)	18,653	25,561	4	—	25,565
Money market funds	1,595	—	—	1,595	168	—	—	168
Total available-for-sale securities	$33,583	$3	$(105)	$33,481	$31,704	$8	$(4)	$31,708

    All investments with an unrealized loss position as of September 30, 2008 and 2007 have been in continuous unrealized loss positions for less than one year. We have determined that the gross unrealized losses on investments as of September 30, 2008 and 2007 are temporary in nature.

    The classification and contractual maturities of available-for-sale securities is as follows:
	September 30,
Years Ended	2008	2007
	(in thousands)
Included in:
Cash and cash equivalents	$8,602	$13,435
Short-term investments	24,879	18,273
	$33,481	$31,708
Contractual maturities:
Due in less than one year	$33,481	$31,708

NOTE 6 — NET LOSS PER SHARE

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed using the weighted-average number of common and potentially dilutive securities outstanding for the period. Potentially dilutive securities consist of stock options and restricted stock outstanding during the period, using the treasury method, except when their effect is anti-dilutive.

The following table sets forth the computing of basic and diluted weighted-average common shares:
	September 30,
Years Ended	2008	2007	2006

Basic weighted-average common shares	14,765,824	14,091,764	13,768,642
Stock options	—	—	—
Restricted stock units	—	—	—
Weighted-average common shares for diluted computation	14,765,824	14,091,764	13,768,642

Weighted stock options outstanding were excluded from the computation of diluted income per share because of their anti-dilutive impact to the following periods:

	September 30,
Years Ended	2008	2007	2006

In-the-money stock options and RSU’s	313,272	322,000	169,015
Out-of-the-money stock options	2,953,409	3,466,259	3,254,026
Weighted outstanding options to purchase common stock	3,266,681	3,788,259	3,423,041

Weighted stock options outstanding represents common stock equivalents, under the treasury method, with an exercise price lower than the Company’s average stock price for the period (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss in fiscal 2008, 2007 and 2006.

Weighted stock options outstanding, under the treasury method, with an exercise price higher than the Company’s average stock price for the period (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive.

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	September 30,
Years Ended	2008	2007	2006
	($ in thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$—	$4	$11
Cash paid during the year for income taxes	180	243	136
Cash received during the year from refund of income taxes	5	—	—

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

The following table summarizes stock option activities and related information under the 1996 Plan, the Apptitude Plan and the 2001 Plan:

	Outstanding Options / Quantity	Weighted Average Exercise Price (per share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
	($ in thousands, except per share amounts and years)
Balance at September 30, 2005	4,161,531	$10.50
Options granted	414,500	6.67
Options exercised	(175,876)	4.00		$419
Options forfeited/cancelled	(860,157)	11.67
Balance at September 30, 2006	3,539,998	10.09
Options granted	1,528,000	5.32
Options exercised	(553,701)	4.83		1,516
Options forfeited/cancelled	(744,886)	9.17
Balance at September 30, 2007	3,769,411	9.11
Options granted	501,500	5.45
Options exercised	(265,087)	4.91		466
Options forfeited/cancelled	(956,180)	12.29
Balance at September 30, 2008	3,049,644	7.88	5.82	2

Fully vested and expected to vest at September 30, 2008	2,970,395	$7.94	5.75	$2

Fully vested and exercisable at September 30, 2008	2,137,008	$8.84	4.80	$2

The following table summarizes stock options outstanding at September 30, 2008 and related weighted average exercise prices and lives:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$3.00 - $4.85	520,340	7.14	$4.43	295,932	$4.42
4.90 - 5.00	120,787	0.57	4.99	118,495	4.99
5.09 - 5.10	330,709	7.62	5.10	164,829	5.10
5.11 - 5.93	327,763	8.09	5.68	95,622	5.48
5.94 - 6.33	358,278	7.43	6.16	227,023	6.16
6.40 - 6.71	316,709	4.47	6.62	248,619	6.64
6.74 - 8.01	307,017	5.78	7.38	235,814	7.35
8.05 - 10.76	319,650	4.92	9.47	302,283	9.54
11.17 - 16.00	370,248	3.24	13.81	370,248	13.81
16.13 - 69.88	78,143	2.15	36.41	78,143	36.41
	3,049,644	5.82	$7.88	2,137,008	$8.84

Net cash proceeds from the exercise of stock options during fiscal 2008, 2007 and 2006 were $1.3 million, $2.7 million and $705,000, respectively.  The fair value of stock options that vested during fiscal 2008, 2007, and 2006 totaled $1.2 million, $1.4 million and $651,000, respectively.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the closing market price of our stock on the date of grant.  A summary of our non-vested RSUs at September 30, 2008, is as follows:
	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2006	—	$—
Granted	300,000	5.82
Vested	(75,000)	4.85
Forfeited/cancelled	(113,381)	5.45
Balance at September 30, 2007	111,619	6.04
Granted	198,750	5.80
Vested	(18,310)	5.44
Forfeited/cancelled	(5,000)	5.84
Balance at September 30, 2008	287,059	$5.91

We recognized $258,000 and $450,000 of expenses in fiscal 2008 and 2007, respectively, for RSUs. No expenses were recognized for RSUs in fiscal 2006. A total of 18,310 and 75,000 restricted stock units vested during fiscal 2008 and 2007, respectively.  As of September 30, 2008, there was $1.5 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs that vested during fiscal 2008 and 2007 totaled $59,000 and $486,000, respectively. No shares vested during fiscal 2006.

Employee Stock Purchase Plan

In December 1998, the Company adopted an employee stock purchase plan (the “ESPP”) through which qualified employees of the Company may participate in stock ownership of the Company. Shares of Common Stock reserved for the ESPP total 1,400,000. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each semi-annual offering period, or 85% of the fair market value of the shares on the last day of the semi-annual offering period. Pursuant to the ESPP, 99,127, 124,423 and 208,039 shares were issued during fiscal 2008, 2007 and 2006, respectively, at weighted average prices of $4.40, $4.31 and $4.49 per share, respectively. As of September 30, 2008, there were 356,894 shares available for future purchases under the ESPP.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized during the following periods was allocated as follows (in thousands):

	September 30,
Years Ended	2008	2007	2006
Cost of revenues	$30	$31	$9
Research and development	678	864	455
Sales and marketing	551	374	172
General and administrative	595	992	341
Total stock-based compensation expense	$1,854	$2,261	$977

As of September 30, 2008, there was approximately $2.9 million of total unrecognized compensation, excluding $1.5 million unrecognized compensation related to restricted stock units, net of estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average period of 2.52 years. The Company did not capitalize any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

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

Valuation Assumptions

The Company uses the Black-Scholes model as its method of valuation of share-based awards granted. The fair value was estimated based on the following assumptions:

	September 30,
Years Ended	2008		2007		2006
	Stock Options	Purchase Plan	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Weighted average fair value	$2.65	$1.70	$3.15	$1.46	$3.86	$1.43
Estimated life	5.61 years	0.50 years	5.77 years	0.49 years	5.44 years	0.49 years
Risk-free interest rate	3.41%	1.62%	4.56%	4.39%	4.41%	4.73%
Expected stock price volatility	48.4%	61.4%	53.0%	37.6%	62.4%	33.6%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

NOTE 9 — STOCK REPURCHASE PROGRAM

On April 30, 2008 the Board of Directors approved a stock repurchase program that permitted Hifn may repurchase up to $8.0 million of its common stock. The stock repurchase program enabled Hifn to repurchase shares from time to time in the open market or through negotiated transactions. Hifn used existing cash resources to fund the repurchase of 344,142 shares of Hifn’s common stock at an average price of $4.55 per share and an aggregate fair market value of $1.6 million. The stock repurchase program expired on September 30, 2008.

NOTE 10 — INCOME TAXES

The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.

The components of the (loss) income before income taxes were as follows (in thousands):

	September 30,
Years Ended	2008	2007	2006

Domestic	$(8,004)	$(2,388)	$(9,171)
Foreign	393	31	488
Loss before income taxes	$(7,611)	$(2,357)	$(8,683)

The components of the provision for income taxes were as follows (in thousands):

	September 30,
Years Ended	2008	2007	2006

Current:
Federal	$—	$—	$—
State	1	1	—
Foreign	144	183	41
	145	184	41

Deferred:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Provision for income taxes	$145	$184	$41

The components of deferred taxes are as follows (in thousands):

	September 30,
Years Ended	2008	2007	2006

Net operating loss	$28,342	$26,361	$27,144
Property and equipment	267	126	(36)
Inventory valuation accounts	269	360	417
Accruals and reserves	1,754	1,034	1,435
Research and development credit / other	5,944	8,384	8,089
Amortization of intangibles and goodwill	6,489	6,180	5,932
	43,065	42,445	42,981
Valuation allowance	(43,065)	(42,445)	(42,981)
Net deferred tax assets	$—	$—	$—

As of September 30, 2008, the Company had approximately $79.2 million of federal and $23.2 million of state net operating loss carry-forwards available to offset future taxable income. The Company also had approximately $5.0 million of federal and $4.3 million of state research and development tax credit carry-forwards. These tax attributes expire in varying amounts between 2009 and 2028. The utilization of net operating loss created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, we do not expect that such annual limitation will impair the realization of these net operating losses.

As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. As of September 30, 2008, approximately $9.5 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders equity if the associated deferred tax assets are realized.

A reconciliation of the statutory federal income tax to the Company’s effective tax is as follows (in thousands):

	September 30,
Years Ended	2008	2007	2006

Tax at federal statutory rate	$(2,588)	$(801)	$(3,118)
State taxes, net of federal tax benefit	1	1	—
Research and development credits	(39)	(187)	(202)
Deferred tax benefits not recognized	2,584	967	3,282
Foreign taxes	144	183	41
Other	43	21	38
	$145	$184	$41

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets forth the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus there was no corresponding cumulative effect adjustment to the accumulated deficit.  At the adoption date of October 1, 2007, the Company had $2 million of unrecognized tax benefits, none of which would affect its effective tax rate if recognized due to the full valuation allowance.  At September 30, 2008, the Company had $1.9 million of unrecognized tax benefits, none of which would affect the effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$1,997
Gross increases for tax positions of current year	32
Gross decreases for tax positions of prior years	(152)
Balance at September 30, 2008	$1,878

In accordance with FIN 48, the Company continues its practice of recognizing interest and penalties related to income tax as interest and other expenses instead of income tax expense.  As of October 1, 2007 and September 30, 2008, no interest and penalties were recognized in the Statement of Operations related to the uncertain tax positions at the date of adoption.

Uncertain tax positions relate to the allocation of income and deductions amongst the Company’s global entities and to the determinations of the research and experimental tax credit.  The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is subject to audit by the IRS and California Tax Board for all years since September 30, 1994.

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

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

	September 30,
Years Ended	2008	2007	2006
	(in thousands)
North America:
United States	$17,280	$17,841	$16,655
Other	981	799	1,082
Total North America	18,261	18,640	17,737
Asia:
Hong Kong	14,285	18,660	18,138
Malaysia	923	1,424	1,411
Japan	878	1,155	1,796
Thailand	824	547	1,039
Singapore	501	284	1,429
China	238	—	—
Taiwan	152	69	134
Other	17	15	39
Total Asia	17,818	22,154	23,986
Europe and other	3,339	2,173	2,041

Total	$39,418	$42,967	$43,764

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods are as follows:

	September 30,
Years Ended	2008	2007	2006
Cisco Systems, Inc. and its contract manufacturers	48%	53%	50%
Huawei Technologies, Inc.	10%	12%	13%
EMC Corporation	11%	6%	3%
	69%	71%	66%

No other customers accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of September 30, 2008, the Company had net property and equipment of $1.3 million and $609,000 in the United States and China, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of September 30, 2008 are as follows (in thousands):

	Operating Lease Commitments	Inventory Purchases	Non- recurring Engineering Expenses	Total Contractual Obligations
	(in thousands)
Fiscal year ending September 30,
2009	$1,341	$2,275	$765	$4,381
2010	454	—	—	454
2011	116	—	—	116
2012	20	—	—	20
	$1,931	$2,275	$765	$4,971

Total rental expense under operating leases was $1.7 million, $2.6 million and $2.4 million for fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	December 31	March 31	June 30	September 30	Total
	(in thousands, except per share amounts)
Fiscal 2008:
Net revenues	$10,929	$9,265	$10,220	$9,004	$39,418
Gross profit	7,457	6,143	6,551	5,444	25,595
Net loss	(680)	(2,034)	(1,889)	(3,153)	(7,756)
Net loss per share, basic and diluted	(0.05)	(0.14)	(0.13)	(0.22)	(0.53)

Fiscal 2007:
Net revenues	$9,269	$11,029	$11,671	$10,998	$42,967
Gross profit	6,065	7,433	7,707	7,530	28,735
Net income (loss)	(2,702)	(707)	284	584	(2,541)
Net income (loss) per share: Basic	(0.19)	(0.05)	0.02	0.04	(0.18)
Diluted	(0.19)	(0.05)	0.02	0.04	(0.18)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and necessarily include certain amounts that are based on estimates and informed judgments.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information that is required to be disclosed in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management evaluated the effectiveness of internal control over financial reporting as of September 30, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management (including our Chief Executive Officer and Chief Financial Officer) concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

(c) Attestation Report of the Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8, of this Form 10-K.

(d) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the last quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from Hifn’s Proxy Statement for its 2009 Annual Meeting of Stockholders – Election of Directors. The information required by Item 10 regarding our executive officers appears immediately following Item 3 under Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2009 Annual Meeting of Stockholders – Executive Officer Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
 STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2009 Annual Meeting of Stockholders - Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2009 Annual Meeting of Stockholders – Certain Transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from Hifn’s Proxy Statement for its 2009 Annual Meeting of Stockholders – Ratification of Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. EXHIBITS

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements - See Item 8 above.

2.	Exhibits - The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition of Assets of Siafu Software, LLC, by and between hi/fn, Inc. and Siafu Software, LLC.	8-K	0-24765	99.1	07/26/2007
3.1	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.	10-12G	0-24765	3.1	08/08/1998
3.2	Amended and Restated Bylaws of hi/fn, inc.	10-12G	0-24765	3.2	08/08/1998

10.1	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.2	08/08/1998
10.2	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.3	08/08/1998
10.3	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).	10-12G	0-24765	10.9	08/08/1998
10.4	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).	10-12G	0-24765	10.10	08/08/1998
10.5	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.11	08/08/1998
10.6	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.12	08/08/1998
10.7	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.	10-12G	0-24765	10.13	08/08/1998
10.8*	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc., as amended on February 21, 2008	10-Q	0-24765	10.1	05/05/2008
10.9*	Form of Director Change of Control Agreement.	10-12G	0-24765	10.16	08/08/1998
10.10*	Form of Employee Change of Control Agreement.	10-12G	0-24765	10.17	08/08/1998
10.11*	Forms of Severance and Change of Control Agreement between the registrant and each of Russell Dietz, William R. Walker and Douglas L. Whiting	8-K	0-24765	99.1	05/19/2008
10.12†*	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.	10-Q	0-24765	10.38	05/05/2007
10.13†*	Employment Agreement dated July 19, 2007 between John Matze and hi/fn, inc.	10-K	0-24765	10.24	11/14/2007
10.14	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.	10-Q	0-24765	10.4	08/03/2005
10.15	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.	10-Q	0-24765	10.5	08/03/2005
10.16	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.	10-K	0-24765	10.32	12/12/2006

10.17	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.	10-K	0-24765	10.31	12/12/2006
10.18*	Amended and Restated 2001 Nonstatutory Stock Option Plan of hi/fn, inc.					X
10.19*	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.					X

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

An asterisk (*) indicates that this exhibit is a management contract or compensatory plan or arrangement.

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

hi/fn, inc

Dated: November 14, 2008	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on November 14, 2008.

Signature	Title	Date

/s/ ALBERT E. SISTO	Chairman, Chief Executive Officer	November 14, 2008
(Albert E. Sisto)	(principal executive officer)

/s/ WILLIAM R. WALKER	Vice President, Finance, Chief Financial Officer	November 14, 2008
(William R. Walker)	and Secretary (principal financial and accounting officer)

/s/ DOUGLAS L. WHITING	Chief Scientist, Director	November 14, 2008
(Douglas L. Whiting)

/s/ RICHARD M. NOLING	Director	November 14, 2008
(Richard M. Noling)

/s/ TAHER ELGAMAL	Director	November 14, 2008
(Taher Elgamal)

/s/ ROBERT W. JOHNSON	Director	November 14, 2008
(Robert W. Johnson)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Acquisition of Assets of Siafu Software, LLC, by and between hi/fn, Inc. and Siafu Software, LLC.	8-K	0-24765	99.1	07/26/2007
3.1	Form of Third Amended and Restated Certificate of Incorporation of hi/fn, inc.	10-12G	0-24765	3.1	08/08/1998
3.2	Amended and Restated Bylaws of hi/fn, inc.	10-12G	0-24765	3.2	08/08/1998

10.1	Assignment, Assumption and License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.2	08/08/1998
10.2	Cross License Agreement dated as of November 21, 1996 between Stac, Inc. and hi/fn, inc.	10-12G	0-24765	10.3	08/08/1998
10.3	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Program Patent License Agreement).	10-12G	0-24765	10.9	08/08/1998
10.4	Agreement dated as of April 1, 1994 between International Business Machines Corporation and Stac, Inc. (Cross License Agreement).	10-12G	0-24765	10.10	08/08/1998
10.5	License Agreement dated as of June 20, 1994 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.11	08/08/1998
10.6	License Agreement dated as of February 16, 1996 between Microsoft Corporation and Stac, Inc.	10-12G	0-24765	10.12	08/08/1998
10.7	License Agreement dated as of December 15, 1995 between Motorola, Inc. and Stac, Inc.	10-12G	0-24765	10.13	08/08/1998
10.8*	Amended and Restated 1998 Employee Stock Purchase Plan of hi/fn, inc., as amended on February 21, 2008	10-Q	0-24765	10.1	05/05/2008
10.9*	Form of Director Change of Control Agreement.	10-12G	0-24765	10.16	08/08/1998
10.10*	Form of Employee Change of Control Agreement.	10-12G	0-24765	10.17	08/08/1998
10.11*	Forms of Severance and Change of Control Agreement between the registrant and each of Russell Dietz, William R. Walker and Douglas L. Whiting	8-K	0-24765	99.1	05/19/2008
10.12†*	Employment Agreement dated February 6, 2007 between Albert E. Sisto and hi/fn, inc.	10-Q	0-24765	10.38	05/05/2007
10.13†*	Employment Agreement dated July 19, 2007 between John Matze and hi/fn, inc.	10-K	0-24765	10.24	11/14/2007
10.14	Agreement dated May 6, 2005 between POI-Carlsbad, Inc. and hi/fn, inc.	10-Q	0-24765	10.4	08/03/2005
10.15	Agreement dated July 20, 2005 between 750 University, LLC and hi/fn, inc.	10-Q	0-24765	10.5	08/03/2005
10.16	Agreement dated July 25, 2006 between Ocean Point Tech Centre and hi/fn, inc.	10-K	0-24765	10.32	12/12/2006
10.17	Agreement dated September 19, 2006 between Rreef America Reit III-Z1 LC and hi/fn, inc.	10-K	0-24765	10.31	12/12/2006
10.18	Amended and Restated 2001 Nonstatutory Stock Option Plan of hi/fn, inc.					X
10.19	Amended and Restated 1996 Equity Incentive Plan of hi/fn, inc.					X

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

An asterisk (*) indicates that this exhibit is a management contract or compensatory plan or arrangement.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.