Form 10-Q
period 2008-12-31
HI/FN INC
filed 2009-02-06
CIK 1065246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

YES  ☐  NO ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, was 14,742,837 as of February 2, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this Annual Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by such statutes. Forward-looking statements include our statements about business trends and future operating results and business plans.  Many such statements can be found in the following sections of this Report titled ”Risk Factors” and“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements often include words such as “believes,” “anticipates,” “estimates,” “expects,” “intend,” “plan,” “project,” “outlook,” ”may,” “will,” “should,” ”could,” “would,” “predict,” “potential,” “continue,” the negative of these terms and words of similar import. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed within the section of this report entitled “Risk Factors” and reports filed by hi/fn, inc. with the Securities and Exchange Commission, specifically Forms 10-K, Forms 8-K and Forms 10-Q. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ significantly from those anticipated events. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be wrong. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HIFN, INC.

INDEX TO FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

HIFN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	December 31, 2008	September 30, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,267	$9,492
Short-term investments	23,585	24,879
Trade accounts receivable, net	3,639	6,651
Inventories (finished goods)	2,781	2,283
Prepaid expenses and other current assets	1,406	1,482
Total current assets	42,678	44,787

Property and equipment, net	1,857	1,927
Intangible assets, net	2,283	3,032
Goodwill	1,425	1,425
Other assets, net	2,544	2,116
Total assets	$50,787	$53,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,151	$1,930
Accrued expenses and other current liabilities	3,458	3,744
Total current liabilities	4,609	5,674

STOCKHOLDERS’ EQUITY
Common stock	15	15
Additional paid-in capital	175,990	175,164
Accumulated other comprehensive income (loss)	134	(102)
Accumulated deficit	(123,969)	(121,472)
Treasury stock, at cost	(5,992)	(5,992)
Total stockholders’ equity	46,178	47,613
Total liabilities and stockholders’ equity	$50,787	$53,287

See accompanying notes to condensed consolidated financial statements.

HIFN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	December 31,
Three Months Ended	2008	2007

Net revenues:
Processors	$6,907	$9,985
Software licenses and other	1,051	944
Total net revenues	7,958	10,929

Costs and operating expenses:
Cost of revenues – processors	2,251	3,320
Cost of revenues – software licenses and other	153	152
Research and development	3,431	3,602
Sales and marketing	2,130	2,394
General and administrative	1,940	1,722
Amortization of intangibles	749	749
Total costs and operating expenses	10,654	11,939
Loss from operations	(2,696)	(1,010)
Interest income	231	462
Other expenses, net	13	(117)
Loss before income taxes	(2,452)	(665)
Provision for income taxes	45	15
Net loss	$(2,497)	$(680)

Net loss per share, basic and diluted	$(0.17)	$(0.05)

Weighted average shares outstanding, basic and diluted	14,693	14,776

See accompanying notes to condensed consolidated financial statements.

HIFN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	December 31,
Three Months Ended	2008	2007

Cash flows from operating activities:
Net loss	$(2,497)	$(680)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	491	387
Amortization of intangible assets	749	749
Stock-based compensation expense	638	433
Short-term investment impairment	─	90
Provision for excess and obsolete inventory	70	22
Benefit from doubtful accounts	(11)	─
Changes in assets and liabilities:
Accounts receivable	3,023	(1,413)
Inventories	(568)	219
Prepaid expenses and other current assets	76	125
Other assets	(633)	(83)
Accounts payable	(779)	953
Accrued expenses and other current liabilities	(286)	29
Net cash provided by operating activities	273	831
Cash flows from investing activities:
Maturities of short-term investments	7,320	11,571
Purchases of short-term investments	(5,790)	(5,134)
Purchases of property and equipment	(216)	(204)
Refund of escrow funds relating to Siafu acquisition	─	(150)
Net cash provided by investing activities	1,314	6,083
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option exercises and employee stock purchase plan	188	1,497
Net cash provided by financing activities	188	1,497
Net increase in cash and cash equivalents	1,775	8,411
Cash and cash equivalents at beginning of period	9,492	17,049
Cash and cash equivalents at end of period	$11,267	$25,460

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of December 31, 2008 and its results of operations for the three months ended December 31, 2008 and 2007, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

The Company has an accumulated deficit of $124.0 million as of December 31, 2008 and incurred a net loss of $2.5 million during the three months ended December 31, 2008. The Company believes that its existing cash resources are adequate to fund anticipated operating losses, and any purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economy. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or that such capital, if required, will be available on terms acceptable to the Company.

Critical Accounting Policies and Estimates

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 from October 1, 2008 to October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Effective October 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP FAS 157-2, the Company will adopt SFAS 157 for its other assets and liabilities measured at fair value in the first quarter of fiscal 2010. The Company is evaluating the impact that this statement will have on its consolidated financial statements. See Note 3, Financial Instruments, for further information regarding the Company’s fair value measurements.

Note 2 - Balance Sheet Details

Inventory consists of finished goods of $2,781 and $2,283 as of December 31, 2008 and September 30, 2008, respectively.  If forecasted revenue and gross margin rates are not achieved, it is reasonably possible that the Company may have increased requirements for inventory provisions.

	December 31, 2008	September 30, 2008
	($ in thousands)
Property and equipment:
Computer equipment	$6,394	$6,181
Furniture and fixtures	915	914
Leasehold improvements	823	822
Office equipment	745	744
	8,877	8,661
Less: accumulated depreciation and amortization	(7,020)	(6,734)
	$1,857	$1,927

Intangible assets:
Developed and core technology	$14,983	$14,983
Less: accumulated amortization	(12,700)	(11,951)
	$2,283	$3,032

The estimated future amortization expense related to intangible assets as of December 31, 2008 is as follows:

Fiscal year ending September 30,
2009 (9 months ended)	$482
2010	643
2011	643
2012	515
Total estimated amortization	$2,283

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

As of December 31, 2008, the carrying value of goodwill was $1.4 million.  During the quarter ended December 31, 2008, the Company evaluated and concluded there had been a triggering event indicating the carrying value of its goodwill may be impaired.

The Company currently operates as one reporting unit. Accordingly, the impairment test is a comparison of the Company’s market capitalization as measured by the price of its common stock to the Company’s net book value. As of December 31, 2008, the Company's market capitalization was below its net book value.  As a result, the Company compared its market capitalization after consideration of a control premium to its net book value and concluded that the second step in the goodwill impairment assessment was not required.  The Company estimates its fair value by reference to its market capitalization.  Accordingly, further reductions in its market capitalization may result in goodwill impairment that could have a material effect on the Company’s consolidated financial position and results of operations.

Other assets:
Design tools and other licensed intellectual property	$5,417	$4,794
Less: Accumulated amortization	(3,185)	(2,981)
	2,232	1,813
Other receivables	136	129
Refundable deposits	176	174
	$2,544	$2,116

Accrued expenses and other current liabilities:
Accrued vacant facility lease cost	$323	$376
Accrued non-recurring engineering costs	319	765
Compensation and employee benefits	1,743	1,830
Deferred income and revenue	630	583
Income taxes payable	64	20
Other	379	170
	$3,458	$3,744

Note 3 - Financial Instruments

  Fair Value of Financial Instruments

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s fair value measurements by level as of December 31, 2008 for its financial assets are as follow:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2			Significant Unobservable Inputs Level 3	Total
Assets:
Money market funds	$8,812	$	─	$	─	$8,812
Government agency discount notes	─		10,387		─	10,387
Corporate securities	─		6,245		─	6,245
Government agency obligation	─		1,876		─	1,876
Commercial paper	─		5,545		─	5,545
Asset backed and other securities	─		6		─	6
Total available-for-sale securities	$8,812		$24,059	$	─	$32,871

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.  The Company conducted its fair value assessment of all other securities using level 2 inputs. Management has reviewed the underlying securities portfolios which are substantially comprised of commercial paper, agency discount notes, government agency obligations and corporate securities issued by highly rated entities.

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

Years Ended	December 31, 2008				September 30, 2008
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
	($ in thousands)
Money market funds	$8,812	$—	$—	$8,812	$1,589	$—	$—	$1,589
Corporate securities	6,236	16	(7)	6,245	7,311	1	(80)	7,232
Government agency obligations	1,859	17		1,876	1,020	—	(1)	1,019
Government agency discount notes	10,287	100	—	10,387	4,982	2	(2)	4,982
Commercial paper	5,537	8	—	5,545	18,675	—	(22)	18,653
Asset backed and other securities	6	—	—	6	6	—	—	6
Total available-for-sale securities	$32,737	$141	$(7)	$32,871	$33,583	$3	$(105)	$33,481

All investments with an unrealized loss position as of December 31, 2008 and September 30, 2008 have been in continuous unrealized loss positions for less than one year. The Company has determined that the gross unrealized losses on investments as of December 31, 2008 and September 30, 2008 are temporary in nature.

The classification and contractual maturities of available-for-sale securities is as follows:

Years Ended	December 31, 2008	September 30, 2008
	($ in thousands)
Included in:
Cash and cash equivalents	$9,286	$8,602
Short-term investments	23,585	24,879
	$32,871	$33,481
Contractual maturities:
Due in less than one year	$32,871	$33,481

Note 4 - Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed using the weighted-average number of common and potentially dilutive securities outstanding for the period. Potentially dilutive securities consist of stock options and restricted stock units (“RSUs”) outstanding during the period, using the treasury method, except when their effect is anti-dilutive.

    The following table sets forth the computing of basic and diluted weighted-average common shares:

	December 31,
Three Months Ended	2008	2007

Basic weighted-average common shares	14,693,149	14,776,498
Stock options	—	—
RSUs	—	—
Weighted-average common shares for diluted computation	14,693,149	14,776,498

Weighted stock options outstanding and RSUs were excluded from the computation of diluted income per share because of their anti-dilutive impact to the following periods:

	December 31,
Three Months Ended	2008	2007

In-the-money stock options and RSUs	113,628	208,370
Out-of-the-money stock options	3,062,311	2,645,015
Weighted stock options outstanding and RSUs to purchase common stock	3,175,939	2,853,385

Weighted stock options outstanding, representing common stock equivalents, under the treasury method, with an exercise price lower than the Company’s average stock price for the period (“in-the-money options”), restricted stock units and out-of-the-money stock options are excluded.  Weighted stock options outstanding are excluded from the calculation of diluted net loss per share since the effect would be anti-dilutive due to the net loss for the three months ended December 31, 2008 and 2007.

Note 5 - Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments, which are classified as available-for-sale. The components of comprehensive loss for the three months ended December 31, 2008 and 2007 are as follows:

	December 31,
Three Months Ended	2008	2007
	(in thousands)
Net loss	$(2,497)	$(680)
Unrealized gain (loss) on short-term investments, net	236	(89)
Reclassification adjustment for losses included in net income	─	90
Comprehensive loss	$(2,261)	$(679)

Note 6 – Employee Stock Benefit Plans

Employee Stock Options

The following table summarizes options outstanding at December 31, 2008 and related weighted average exercise prices and lives as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Quantity	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price

$2.03 - $ 4.12	363,390	7.38	$3.31	149,505	$4.06
4.15 - 4.85	328,750	8.30	4.68	159,999	4.85
4.90 - 5.10	318,583	7.60	5.10	176,200	5.09
5.11 - 5.93	310,138	8.20	5.70	110,359	5.59
5.94 - 6.33	327,028	7.88	6.16	228,374	6.16
6.45 - 6.71	302,543	4.42	6.63	244,071	6.64
6.74 - 8.35	313,217	6.25	7.44	268,769	7.45
8.43 - 11.17	328,050	4.16	9.97	328,050	9.97
11.52 - 16.00	310,248	2.95	14.32	310,248	14.32
16.13 - 69.88	78,143	1.73	36.41	78,143	36.41
$2.03 - $ 69.88	2,980,090	6.26	$7.73	2,053,718	$9.00

Restricted Stock Units

The fair value of our performance-based share awards is determined based on the closing market price of our stock on the date of grant.  A summary of our performance-based non-vested share awards at December 31, 2008, is as follows:

	Shares	Weighted Average Fair Value Per Share
Balance at September 30, 2008	287,059	$5.91
RSUs Granted	456,750	2.49
RSUs Vested	(62,085)	6.19
RSUs Forfeited/Cancelled	(167,500)	5.93
Balance at December 31, 2008	514,224	$2.83

    During the quarter ended December 31, 2008, $277,000 was expensed to compensation expense relating to performance-based share awards and 62,085 of the performance-based share awards vested. On October 8, 2008, the Board of Directors approved the decision of management to cease the sale of the Swarm box product line.  The decision triggered the full acceleration of 45,000 restricted stock units. This resulted in an increase in stock-based compensation expense during the quarter ended December 31, 2008 of $153,000. As of December 31, 2008, there was $1.3 million of unrecognized compensation expense related to performance-based non-vested share awards that is expected to be recognized over a weighted-average period of 1.91 years.

Stock-Based Compensation under SFAS 123(R)

The total stock-based compensation expense recognized was allocated as follows (in thousands):

	December 31,
Three Months Ended	2008	2007
	(in thousands)
Cost of revenues	$13	$7
Research and development	212	168
Sales and marketing	264	99
General and administrative	149	159
Total stock-based compensation expense	$638	$433

As of December 31, 2008, there was approximately $2.8 million of total unrecognized compensation, excluding $1.3 million unrecognized compensation related to RSUs, net of estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average period of 2.59 years. The Company has not capitalized any stock-based compensation expense. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for its deferred tax assets.

Note 7 – Segment and Geographic Information

The Company operates in one industry segment comprising the design, development and marketing of network- and storage-security and data reduction products. Sales by major geographic area are based on the geographic location of the distributor, manufacturing subcontractor or OEM who purchased our products, which geographic location may be different from the geographic locations of the end customers.

Our major geographic areas and their respective contribution to net revenues for the respective periods were as follows:

	December 31,
Three Months Ended	2008	2007
	(in thousands)
North America:
United States	$2,201	$4,719
Other	271	116
Total North America	2,472	4,835
Asia:
Hong Kong	3,685	3,970
Japan	347	198
Thailand	158	215
China	62	─
Taiwan	48	20
Malaysia	37	532
Singapore	28	149
Korea	12	─
Total Asia	4,377	5,084

Europe and other	1,109	1,010
Total	$7,958	$10,929

Major Customers

The Company’s major customers are generally original equipment manufacturers with manufacturing subcontractors who purchase products directly from us. Our principal end customers and their respective contribution to net revenues for the respective periods were as follows:

	December 31,
Three Months Ended	2008	2007
Cisco Systems, Inc. and its contract manufacturers	38%	50%
EMC Corporation	10%	13%
Hewlett-Packard	10%	4%
	58%	67%

No other individual customer accounted for more than 10% of revenues in the periods presented.

Property and Equipment

As of December 31, 2008, the Company had net property and equipment of $1.2 million and $616,000 in the United States and China, respectively.

Note 8 – Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance. The provision for income taxes for the quarter ended December 31, 2008 and 2007 primarily relates to the tax liability on the Company’s non-U.S. operations and state margin tax.

In connection with its implementation of FIN 48 after October 1, 2007, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and thus there was no corresponding cumulative effect adjustment to the accumulated deficit.  At the adoption date of October 1, 2007, the Company had $2.0 million of unrecognized tax benefits, none of which would affect its effective tax rate if recognized due to the full valuation allowance.  At December 31, 2008, the Company had $1.9 million of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

In accordance with FIN 48, the Company continues its practice of recognizing interest and penalties related to income tax as interest and other expenses instead of income tax expense.  As of October 1, 2007 and December 31, 2008, no interest and penalties were recognized in the Statement of Operations related to the uncertain tax positions at the date of adoption.

Uncertain tax positions relate to the allocation of income and deductions among the Company’s global entities and to the determinations of the research and experimental tax credit.  The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is subject to audit by the IRS and California Franchise Tax Board for all years since September 30, 1994.

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Note 10 – Recently Issued Accounting Pronouncements

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

Hifn encryption and compression ASPs allow network and storage equipment vendors to add security and data reduction functions to their products. Our encryption and compression processors provide industry-recognized algorithms that are used in products, such as VPNs, which enable businesses to reduce wide area networking costs by replacing dedicated leased-lines with lower-cost IP-based networks such as the Internet. Using VPNs, businesses can also provide customers, partners and suppliers with secure, authenticated access to the corporate network, increasing productivity through improved communications. Storage equipment vendors use our compression processor products and Express Data Reduction (“Express DR”) cards to improve the performance and capacity of a wide range of disk and tape back-up systems. For example, storage OEMs who design in a Hifn Express DR card can offer their customers a storage solution that more than doubles storage capacity, saving them power, physical space and operational and capital expenses.

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

Hifn’s network processor technology, acquired from International Business Machines Corporation (“IBM”) in December 2003, complements our security processor business and expands our product offerings to include a programmable, yet deterministic, device that performs computation-intensive, deep packet inspection for high-touch services. The architecture of our network processor is unique and is an architecture used with applications that require high-touch services.

Critical Accounting Policies

    The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended September 30, 2008 and have not changed as of December 31, 2008.

Results for First Fiscal Quarter

During the three months ended December 31, 2008, our net revenues of $8.0 million decreased 11 percent from the $9.0 million in net revenues reported in the previous quarter and decreased 27 percent from the $10.9 million in net revenues reported in the first quarter of fiscal 2008. The decrease from the prior quarter was a result of a decrease in orders from three of our primary customers, Cisco, Huawei Technologies and EMC. Fluctuation in ordering patterns from our primary customers significantly affects our revenue levels from period to period. The decrease was partially offset by an increase in software and royalty revenue, reflecting demand for and timing of customer purchases of our licensed software products.

Our expenses during the three months ended December 31, 2008 were lower than in the preceding quarter, primarily due to decreased non-recurring engineering expenses, together with a decrease in sales and marketing headcount and recruitment costs partially offset by an increase in professional services.

Results of Operations

Net Revenues.

The following table sets forth net revenues by category, as a percentage of total net revenues and the year-over-year change:

	December 31,
	2008		2007		Year-
Three Months Ended	$	% of net revenues	$	% of net revenues	over-Year Growth
	(dollars in thousands)
Processors	$6,907	87%	$9,985	91%	(31)%
Software licenses and other	1,051	13%	944	9%	11%
	$7,958	100%	$10,929	100%	(27)%

Net revenues decreased by $3.0 million for the quarter ended December 31, 2008 as compared to net revenues for the quarter ended December 31, 2007. Our processor revenues decreased $3.1 million, primarily due to decreased orders from three of our primary customers, Cisco, Huawei Technologies and EMC, partially offset by higher revenues from software licenses and royalties of $107,000.

Semiconductor and software sales to our principal end customers and their respective contribution to net revenue for the respective periods were as follows:

	December 31,
Three Months Ended	2008	2007
Cisco Systems, Inc. and its contract manufacturers	38%	50%
EMC Corporation	10%	13%
Hewlett-Packard	10%	4%
	58%	67%

    Cost of Revenues.

Cost of revenues by category, as a percentage of each respective revenue category and the year-over-year change were as follows:

	December 31,
	2008		2007
Three Months Ended	$	% of revenue category	$	% of revenue category	Year- over-Year Change
	(dollars in thousands)
Processors	$2,251	33%	$3,320	33%	(32)%
Software licenses and other	153	15%	152	16%	1%
	$2,404	30%	$3,472	32%	(31)%

Cost of revenues consists primarily of cost of semiconductors, which are manufactured to our specifications by third parties for resale by us. Cost of processor revenues as a percentage of net processor revenues remained flat for the three months ended December 31, 2008 as compared to the same period in fiscal 2007. Cost of software licenses and other revenues is primarily comprised of engineering labor related to support and maintenance of sold licenses. The fluctuation in software licenses and other costs as a percentage of software licenses and other revenues is dependent upon the mix and level of licensed software and royalties earned during the period.

Operating Expenses

Research and Development.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Change
	(dollars in thousands)
Research & development expenses	$3,431	$3,602	(5)%
As a percentage of net revenues	43%	33%

Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such research and development expenses decreased $171,000 for the three months ended December 31, 2008 over the same period in the prior year. The decrease reflects a $287,000 decrease in non-recurring engineering and related costs, contingent upon the stage of development of projects, including an increase of $70,000 in the reimbursement of certain costs under a research and development contract, a $100,000 reduction in supplies and low value equipment, a $42,000 reduction in engineering materials due to the different stages of project completion and a $61,000 decrease in building expenses due to an expired lease. These decreases were partially offset by an increase of $239,000 in software tools and maintenance due to the amortization of new software additions, a $47,000 increase in stock-based compensation expense, a $14,000 increase in depreciation and an increase in expenses related to telephone, travel and other expenses of $19,000.

Sales and Marketing.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Change
	(dollars in thousands)
Sales & marketing expenses	$2,130	$2,394	(11)%
As a percentage of net revenues	27%	22%

Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and support personnel as well as consulting, advertising, promotion and overhead expenses. Such expenses decreased $264,000 for the three months ended December 31, 2008 over the same period in the prior year. The decrease reflects a $231,000 decrease in sales representative commissions due to a decrease in sales, a $109,000 decrease in professional services due to the completion of prior year marketing and branding related services, a $78,000 decrease in advertising and tradeshows as a result of the timing of tradeshows and related marketing activities, a $48,000 reduction in low value equipment and a $17,000 decrease in travel and entertainment and miscellaneous expenses. These decreases were partially offset by an increase in salaries and benefits of $219,000, due to higher average salary rates in connection with employee performance reviews in October 2008, including $164,000 in stock-based compensation expense primarily due to the full acceleration of 45,000 restricted stock units as a result of management decision to cease the sale of the Swarm box product line relating to the Siafu acquisition, partially offset by a decrease in average headcount.

General and Administrative.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Growth
	(dollars in thousands)
General & administrative expenses	$1,940	$1,722	13%
As a percentage of net revenues	24%	16%

General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses increased $218,000 for the three months ended December 31, 2008 over the same period in the prior year. The increase reflects a $160,000 increase in professional services relating to audit and tax, a $123,000 increase in building expenses mainly due to an expired lease and sub-lease amortization, together with a $16,000 increase in miscellaneous expenses. These increases were partially offset by a decrease in salaries and benefits of $50,000 primarily due to a change in executive bonus estimate relating to fiscal 2008 and stock-based compensation expense in the December quarter, partially offset by higher average salary rates in connection with employee performance reviews in October 2008 and a $31,000 decrease in depreciation, travel, telephone and other expenses.

Amortization of Intangibles.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Growth
	(dollars in thousands)
Amortization of intangibles	$749	$749	─%
As a percentage of net revenues	9%	7%

Amortization of intangibles relate to acquired technology and patents. Amortization of intangibles remained flat for the three months ended December 31, 2008 over the same period in the prior year.

Interest Income and Other Expenses, net.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Growth
	(dollars in thousands)
Interest income and other expenses, net	$244	$345	(29)%
As a percentage of net revenues	3%	3%

Interest income and other expenses, net, decreased $101,000 during the three months ended December 31, 2008 as compared to the same period in the prior fiscal year. The decrease was primarily a result of lower interest rates partially offset by an investment impairment of $90,000 in the prior year, relating to an investment in asset backed commercial paper with Cheyne Finance PLC.

Income Taxes.
	December 31,		Year- over-Year
Three Months Ended	2008	2007	Growth
	(dollars in thousands)
Provision for income taxes	$45	$15	200%
As a percentage of net revenues	1%	Less than 1%

We recognize income tax expense based on an asset and liability approach that requires recognition of deferred tax assets and liabilities related to future tax consequences of events recognized in both our financial statements and income tax returns. We have not recognized tax benefits as a result of continuing losses over a longer period than previously expected. The provision for income taxes increased $30,000 during the three months ended December 31, 2008 over the same period in the prior year primarily due to local state taxes and our non-U.S. operations, partially offset by a federal refund. We continue to consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:
	December 31,
Three Months Ended	2008	2007
	(in thousands)
Net cash provided by operating activities	$273	$831
Net cash provided by investing activities	1,314	6,083
Net cash provided by financing activities	188	1,497
Net increase in cash and cash equivalents	$1,775	$8,411

Operating Activities. Net cash provided by operating activities was $273,000 for the three months ended December 31, 2008, resulting from a net loss during the period of $2.5 million, adjusted for non-cash items including depreciation and amortization of fixed assets of $491,000, amortization of intangibles relating to acquired technologies of $750,000, stock-based compensation expense of $638,000 and obsolete inventory of $70,000. These non-cash expenses were offset by a decrease in accounts payable of $779,000, an increase in other current assets of $634,000 due to the addition of license agreements, an increase in inventories of $568,000 mainly due to lower sales volumes and the timing of receipt of inventory purchases and a decrease in accrued liabilities of $286,000, including a decrease of $447,000 in non-recurring engineering services, sub-lease amortization of $53,000, a $113,000 reduction in accrued employee stock purchase plan withholding as a result of employee stock purchases in October 2008, partially offset by a $26,000 increase in other accrued payroll and benefits, a $60,000 increase in deferred software and distributor revenues, together with an increase of $241,000 in other accruals. Contributing to cash provided by operations was a decrease in accounts receivable of $3.0 million, reflecting lower sales volumes and a shift in the timing of shipments and payments during the first quarter of fiscal 2009, together with a decrease in prepaid expenses of $76,000.

Net cash provided by operating activities was $831,000 for the three months ended December 31, 2007, resulting from a net loss during the period of $680,000, adjusted for non-cash items including depreciation and amortization of fixed assets of $387,000, amortization of intangibles relating to acquired technologies of $749,000, stock-based compensation expenses of $433,000, an investment impairment of $90,000 and a reserve for excess and obsolete inventory of $22,000. These non-cash expenses were offset by an increase in accounts receivable of $1.4 million reflecting a shift in the timing of shipments and payments during the first quarter of fiscal 2008, and an increase in other current assets of $83,000 due to the addition of license agreements. Contributing to cash provided by operations was an increase in accounts payable of $953,000, a decrease in inventories of $219,000 mainly due to the timing of receipt of inventory purchases, a reduction in prepaid expenses of $125,000 which was related to the timing of payments made, and an increase in accrued liabilities of $29,000, including an increase of $478,000 in non-recurring engineering services and $43,000 in bonus and other accruals, partially offset by a decrease of $198,000 in deferred software and distributor revenues, sub-lease amortizations of $248,000 and a $46,000 reduction in accrued employee stock purchase plan withholding as a result of employee stock purchases in October 2007.

Investing Activities. Net cash provided by investing activities was $1.3 million for the three months ended December 31, 2008, which primarily reflects the net sale of short-term investments of $1.5 million, partially offset by property and equipment purchases of $216,000.

Net cash provided by investing activities was $6.1 million for the three months ended December 31, 2007, which primarily reflects the net sale of short-term investments of $6.4 million, partially offset by property and equipment purchases of $204,000 together with a $150,000 refund of a portion of the Siafu purchase price held in escrow.

Financing Activities. Net cash provided by financing activities for the three months ended December 31, 2008 of $188,000 consists of cash proceeds from the issuance of common stock for employee stock purchase plan purchases.

Net cash provided by financing activities for the three months ended December 31, 2007 of $1.5 million consists of the aggregate of cash proceeds from the issuance of common stock for stock option exercises and employee stock purchase plan purchases.

The Company’s inventory balance increased by $498,000 to $2.8 million at December 31, 2008 as compared to $2.3 million as of September 30, 2008. The increase in inventory was a result of the lower sales volumes and timing of inventory purchases relative to manufacturer lead-time, coupled with anticipated shipment schedules to fill customer orders for the succeeding quarter. The Company’s annualized inventory turns for the three months ended December 31, 2008 were 3.6 times as compared to 5.2 times for the year ended September 30, 2008. The Company’s accounts receivable balance, which is contingent upon the timing of product shipment within the respective periods, decreased $3.0 million from September 30, 2008 to December 31, 2008.

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

The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory, and for investments in property and equipment. The Company’s need to raise capital in the future will depend on many factors including the rate of sales growth, market acceptance of the Company’s existing and new products, the amount and timing of research and development expenditures, the timing and size of acquisitions of businesses or technologies, the timing of the introduction of new products and the expansion of sales and marketing efforts. We believe that our existing cash resources will fund anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available at all or on terms acceptable to us.

Contractual Obligations

The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2011, and which contain renewal options. Additionally, contractual obligations were also entered into related to non-recurring engineering services and inventory purchases. Payment obligations for such commitments as of December 31, 2008 are as follows:

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years		More than 5 years
	(in thousands)
Operating lease commitments	$3,319	$2,121	$1,198	$	─	$	─
Inventory Purchases	1,998	1,998	─		─		─
Non-recurring engineering expense	223	223	─		─		─
Totals	$5,540	$4,342	$1,198	$	─	$	─

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

As permitted under Delaware law, the Company has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is effective for the officer’s or director’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. All of the indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, the Company believes the estimated fair value of the potential liability under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008. However, the Company may, in the future, record charges related to indemnification obligations and, depending upon the nature of any such lawsuit or claim, the estimated fair value of such indemnification obligations may be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and corporate securities. The Company does not use derivative financial instruments in its investment portfolio. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value under SFAS 157 with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, including risks associated with exposure to the current sub-prime market crisis, and could decline in fair value if interest rates fluctuate.

Foreign Currency Exchange Rate Risk. All of our sales and the majority of our costs of manufacturing and operating expenses are transacted in U.S. dollars. Accordingly, our results of operations are not subject to any significant foreign exchange rate fluctuations. To date, we have not incurred any significant gains or losses from such fluctuations.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that was identified in connection with our evaluation of disclosure controls and procedures that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

    There have been no material changes from the risk factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on February 2, 2009.  At the meeting, the following proposals received the votes listed below:

    Proposal I:  Election of one Class I Directors for three-year terms expiring 2012.

	Votes for:	Votes withheld:
Richard M. Noling	9,655,673	1,615,335

    The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three-year terms. The terms for Class II directors (Dr. Taher Elgamal and Dr. Robert W. Johnson) will expire at the meeting of stockholders to be held in 2010. The term for Class III directors (Albert E. Sisto and Dr. Douglas L. Whiting) will expire at the meeting of stockholders to be held in 2011.

    Proposal II: Approval of ratification of the appointment of PricewaterhouseCoopers LLP as independent  registered public accounting firm of the Company for the fiscal year ending September 30, 2009.

Votes for:	11,165,696
Votes against:	44,535
Abstentions:	60,777

Item 6.                      Exhibits

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

hi/fn, inc. (Registrant)
Date: February 6, 2009	By: /s/ William R. Walker
William R. Walker Vice President, Finance, Chief Financial Officer and Secretary (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X